Form 10-Q
period 1995-03-31
MOMED HOLDING CO
filed 1995-05-11
CIK 315845

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended  March 31, 1995 Commission File number   2-67099

                                 Momed Holding Company
                  (Exact name of registrant as specified in its charter)

                MISSOURI                             43-1473496
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)


 8630 Delmar Blvd., Suite 100, St. Louis  MO                 63124


Registrant's telephone number, including area code:      314-872-8000


     *Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No     .

     Indicate the number of share outstanding of each of the insurer's classes of common stock, as of the close of the period covered by this report.

     Class C Non-Voting Common Stock 24,185  Class A Common Stock 246,528


             Part I Financial Information Financial Statements
                           Momed Holding Company
                   Unaudited Consolidated Balance Sheets
                   March 31, 1995 and December 31, 1994
           Assets                          1995                1994
Investments (Note 1)                   $63,582,786         $65,379,445
Cash                                       491,365             343,624
Due from broker                          3,094,440                --
Accrued investment income                1,111,473           1,067,151
Premiums receivable                        783,092             391,217
Reinsurance recoverable on paid and
  unpaid losses net of $11,479,469
  in 1995 and $11,479,344 in 1994 of
  reinsurance premiums attributed
  to unpaid losses recoverable           3,758,000           4,849,475
Prepaid reinsurance premiums               742,115             659,036
Prepaid taxes                              846,690           1,140,235
Deferred policy acquisition cost           175,172             146,503
Building, furniture and equipment at
  cost less accumulated depreciation
  of $395,502 in 1995 and $378,924
  in 1994                                  876,715             889,744
Other assets                               144,235             147,715
Deferred income taxes                    2,217,037           2,509,782
         Total assets                  $77,823,120         $77,523,927


                    Liability and Stockholder's Equity
Loss & loss adjustment
  expenses (Note 2)                    $57,637,932         $58,764,316
Unearned premiums                        6,582,854           6,343,858
Accounts payable & accrued expenses        864,614             723,662
Reinsurance premiums payable               306,786             354,183
Mortgage payable                           787,014             799,640
Accrued Federal income tax                  34,592              99,592
         Total liabilities              66,213,792          67,085,251
Class C, Non-voting Common Stock
  $1.00 par value, 24,185 shares
  authorized, issued and
  outstanding (Note 5)                      600,000            600,000
Stockholder's Equity:
  Class A Common Stock, $1.00 par
    value, authorized 500,000 shares
    issued and outstanding 246,528
    shares in 1995 and 1994                246,528             246,528
  Additional Paid-In Capital             1,345,560           1,345,560
  Unrealized appreciation (depreciation)
    of fixed maturity investment and
    equity securities, net                (190,347)         (1,281,104)
  Retained earnings                      9,657,877           9,577,982
                                        11,059,618           9,888,966
  Less Cost of 22,510 shares of
    Class A common held in
    Treasury in 1995 and 1994              (50,290)            (50,290)
         Total stockholders' equity     11,009,328           9,838,678
         Total liabilities and
           stockholders equity         $77,823,120         $77,523,927

                             Momed Holding Company
                Unaudited Consolidated Statements of Operations
                          For the Three Months Ended
                       March 31, 1995 and March 31, 1994

                                           March 31, 1995       March 31, 1994


                                                   Three             Three
                                                   Months            Months

Revenues:
   Net premiums earned                           $2,886,625       $2,436,085
   Net investment income                          1,030,943          983,505
   Realized gains on investments                    125,953          269,508
   Other                                             24,322           23,608
     Total revenues                               4,067,843        3,712,706

Expenses:
   Losses and loss adjustment expenses            3,331,638        2,629,948
   Policy acquisition cost                          167,686          163,585
   Other operating expenses                         446,509          499,229
   Interest expense                                  15,730           16,535
     Total expenses                               3,961,563        3,309,297

     Earnings (loss) before income taxes
     and cumulative effect of a change in
     accounting principle                           106,280          403,409

Provision for income taxes
   Current                                            2,000            4,200
   Deferred                                          24,385             ---
                                                     26,385            4,200

Net earnings                                      $  79,895       $  399,209

Earnings (loss) per share date:

   Earnings per share                                 $ .36            $1.77

Earnings per share based on average shares
     outstanding (Note 4)                           224,018          224,934

                             Momed Holding Company
                Unaudited Consolidated Statements of Cash Flows
                          For the Three Months Ended
                       March 31, 1995 and March 31, 1994

                                                      1995             1994

Cash flows from operating activities:
  Net earnings                                    $    79,895      $   537,228
  Adjustments to reconcile net income to net
    cash provided from operating activities:

  Changes in:
    Accrued investment income                         (44,322)        (113,689)
    Premiums receivable                              (391,875)        (409,083)
    Reinsurance recoverable on paid and unpaid
      losses                                        1,091,475          (63,119)
    Reserve for losses and loss adjustment exp.    (1,126,384)         122,588
    Prepaid reinsurance premiums                      (83,079)          97,621
    Unearned premiums                                 238,996          200,303
    Accounts payable and accrued expenses             140,952           32,525
    Reinsurance premiums payable                      (47,397)        (178,026)
    Deferred policy acquisition costs                 (28,669)          31,352
    Deferred income taxes                            (269,159)           ---
    Other assets                                        3,480          (22,190)
    Prepaid taxes                                     293,545          (47,800)
    Accrued income taxes                              (65,000)           ---
  Depreciation of building, furniture
   and equipment                                       18,862           16,217
  Amortization of premiums on bonds                    20,588           31,672
  Net realized investment gains                      (125,953)        (269,508)
Net cash provided (used) by operating activities     (294,045)        (171,928)

Cash flows from investing activities:

  Due from broker                                  (3,094,440)           ---
  Cost of bonds and stocks sold or matured          4,213,370        3,997,507
  Purchase of bonds and stocks                     (1,156,465)      (5,162,885)
  Purchase of property and equipment                   (3,549)          ---
  Net cash (used) provided from investing
    activities                                        (41,084)      (1,165,378)

Cash flows from financing activities:
  Decrease in mortgage payable                        (12,626)         (12,589)
Net cash (used) provided by financing activities       12,626)         (12,589)
Net increase (decrease) in cash and short-term
  investments                                        (347,755)      (1,349,895)
Cash and short-term investments at beginning
  of period                                         1,738,752        3,354,990
Cash and short-term investments at end of
  period                                          $ 1,390,997      $ 2,005,095

                                          Momed Holding Company
                  Unaudited Consolidated Statements of Changes in Stockholders' Equity
                        For Three Months Ended March 31, 1995 and March 31, 1994

                                                        Unrealized                                Total
                                            Additional Appreciation                              Stock-
                         Common     Stock    Pain-in     of Equity      Retained   Treasury     holders'
                         Class A   Class B   Capital    Securities      Earnings    Stock        Equity


Balance at 12/31/93    $ 222,343 $ 604,625  $1,200,450    $105,762   $8,065,526   $(50,290) $10,148,416

Net earnings                                                            399,209                 399,209

Unrealized
 appreciation
 (depreciation) of:

Fixed maturity
  investments                                              340,128                              340,128

Equity Securities                                          (38,247)                             (38,247)

Balance at 3/31/94     $ 222,343 $ 604,625  $1,200,450   $ 407,643   $8,464,735   $(50,290) $10,849,506

Balance at 12/31/94    $ 246,528 $   ---    $1,345,560 $(1,281,104)  $9,577,982   $(50,290) $ 9,838,676

Net earnings                                                             79,895                  79,895

Unrealized
 appreciation
 (depreciation) of:

Fixed maturity
  investments                                              990,059                              990,059

Equity Securities                                          100,698                              100,698

Balance at 3/31/95     $ 246,528 $   --     $1,345,560   $(190,347)  $9,657,877   $(50,290) $11,009,328


                           Momed Holding Company
                Notes to Consolidated Financial Statements
                                 Unaudited
March 31, 1995
1.   Investments:
     The following table summarizes the company's investments at March 31, 1995 and December 31, 1994. Fixed maturity investments are classified as available for sale and reported in the financial statements at fair market value, with the unrealized gains (losses) excluded form earnings and reported as a separate component of stockholders equity pursuant to the provision of FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities. Equity securities are carried at market value for each period.

                                                Amount
                                               at which
                                  Estimated    shown in      Gross      Gross
                                    Market   the balance  unrealized unrealized
Type of Investments      Cost       Value       sheet        gains     losses

March 31, 1995:

Fixed maturities     $60,455,770  59,906,599  59,906,599   1,039,203  1,588,374
Equity securities      2,301,771   2,562,537   2,562,537     420,991    160,225
Investment Real Estate    214,018    214,018     214,018        ---        ---
Short-term investments    899,632    899,632     899,632        ---        ---

  Total Investments  $63,871,191  63,582,786  63,582,786   1,460,194  1,748,599


December 31, 1994:

Fixed maturities     $63,565,035  61,515,774  61,515,774     649,597  2,698,858
Equity securities      2,144,046   2,252,240   2,252,240     284,965    176,771
Investment Real Estate    216,303    216,303     216,303        ---       ---
Short-term investments  1,395,128  1,395,128   1,395,128        ---       ---

  Total Investments  $67,320,512  65,379,445  65,379,445     934,562  2,875,629


2.   Losses and Loss Adjustment Expenses:
     The Company retains the services of an independent actuary to analyze the Company's reserves for losses and loss adjustment expenses on a quarterly basis. Due to the inherent risk involved in projecting ultimate cost for losses and loss adjustment expenses for long tail lines of business, such as medical malpractice, the Company would anticipate that the ultimate cost to settle claims will vary from the amounts provided in the accompanying financial statements.

3.   Cash and Short-term Investments:
     Cash and short-term investments, as reported in the statement of cash flows represents cash and cash investments with maturity dates of ninety days or less.

4.   Average Shares Outstanding:
     Average shares outstanding represent the 222,343 Class A shares plus 24,185 Class B shares which are convertible to Class A shares on a share

                           Momed Holding Company
                Notes to Consolidated Financial Statements
                                 Unaudited
                              March 31, 1995

     for share basis, less the 22,510 shares of Class A Treasury Stock at March 31, 1994. Average shares withstanding at March 31, 1995 represent the 246,528 Class A shares less the 22,510 shares of Class A Treasury Stock.


5. The Class C non-voting common stock was issued to Missouri State Medical Association (MSMA) in connection with the exchange of Class B common stock for Class A common stock. MSMA shall have an option to sell the Class C shares and the Company shall be required to purchase such shares at a per share consideration of $24.81, with the aggregate cash consideration not to exceed $600,000.

                        Period            No. of Shares          Amount

                 August 16, 1994
                 to August 15, 1995           4,031              $100,009
                 August 16, 1995
                 to August 15, 1996           4,031              $100,009
                 August 16, 1996
                 to August 15, 1997           8,062              $200,018
                 August 16, 1997 and
                  after                       8,061              $199,964

                                             24,185              $600,000


     In the opinion of management, the accompanying financial statements reflect all adjustments necessary to a fair statement of the results for the interim period presented.


 Management's Analysis of Consolidated Quarterly Income Statements

Liquidity and Capital Resources:

At March 31, 1995 and December 31, 1994, the Company had invested assets of $63,582,786 and $65,379,445 which is 81.7 percent and 84.3 percent of total assets at each period end. Had the amount due from broker of $3,094,440 been received prior to month end, the invested assets to total assets would have
been 85.7% at March 31, 1995.   On January 1, 1994, the Company implemented
the provision of FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" which requires that fixed maturity investments be reported at fair value in the financial statements. The Company's fixed maturity investments have been classified as available for sale and reported at their fair value which is $549,171 less than amortized cost. Market value of all invested assets is $288,405 less than cost or amortized cost at March 31, 1995. The Company feels that it has sufficient invested assets to meet both its short-term and long-term capital requirements. In addition, the Company has entered into various reinsurance agreements to protect itself against significant decreases in invested assets. The reinsurance agreements generally limit the Company's maximum liability to $400,000 per claim for policies issued or renewed after July 1, 1991.

     Management's Analysis of Consolidated Quarterly Income Statements

For claims against policies issued or renewed between July 1, 1987 and June 30, 1991, losses are subject to a 5% deductible based on gross collected premiums and a retention of $250,000 per claim after the deductible provision has been satisfied, indexed $25,000 per year. For policies issued or renewed between July 1, 1986 and June 30, 1987 losses are subject to a 10% deductible based on gross collected premiums and a retention of $300,000 per claim after the deductible provision has been satisfied. On policies issued prior to July 1, 1986 the Company's maximum lability is $200,000 per insured and $231,500 per claim involving up to six insureds. Rates charged for such protection were as follows:

            Prior to June 30, 1986, 40% of collected premiums
            July 1, 1986 to June 30, 1987, 30% of collected premiums July 1, 1987 to June 30, 1988, 17.5% of collected premiums July 1, 1988 to June 30, 1991, 15% of collected premiums July 1, 1991 to June 30, 1995 12.5% of collected premiums

Payments to reinsurers under contracts effective July 1, 1988 and subsequent have been by quarterly deposits as follows:

            July 1, 1988 through June 30, 1990,     $775,000
            July 1, 1990 through June 30, 1991,     $687,500
            July 1, 1991 through June 30, 1994,     $400,000
            July 1, 1994 through June 30, 1995,     $266,667 (for 6 quarterly
                                                     payments)

As of March 31, 1995, the Company had fixed maturity investments in the amount of $60,455,770 with an average date to maturity of approximately 3.78 years. All bonds are "A" rated or higher, except for one bond with a book value of $998,882 which is rated BBB+. Further, the Company has no investment in high yield or non-investment grade securities. Short-term investments totaling $899,632 are expected to provide sufficient liquidity for payment of losses and loss adjustment expenses.

On December 6, 1993, the NAIC adopted a risk-based capital "RBC" model for the property and casualty insurance industry, which was implemented in 1994. This model applies to virtually all property and casualty insurance companies and mandates certain minimum capital requirements, based on the underwriting, investment, and other business risks inherent in an individual insurer's operations. Under the model law, any property and casualty insurance company which does not exceed RBC action levels will be subject to varying degrees of regulatory scrutiny and ultimately would be subject to mandatory rehabilitation or liquidation. The four RBC action levels are (i) Company Action Level (2 x Authorized Control Level), (ii) Regulatory Action Level (1.5 x Authorized Control Level), (iii) Authorized Control Level (40.0% of calculated RBC), and (iv) Mandatory Control Level (70.0% x Authorized Control Level). The first Company Action Level takes place when a property and casualty insurance company's adjusted actual statutory surplus is equal to 80.0% of it RBC requirement. Under this event, the insurer's management is required to file and obtain approval of a comprehensive financial plan for improving its RBC. Based on the "RBC" model adopted on December 6, 1993, by the NAIC the Company's statutory capital and surplus at December 31, 1994 exceeded all regulatory requirements.

The Company anticipates capital expenditure of approximately $40,000 for furniture and data processing equipment during 1995.

     Management's Analysis of Consolidated Quarterly Income Statements

Revenues:

Premium revenues increased approximately 10.0% from the fourth quarter of 1994, due to all policies reflecting the 12% rate increase effective October 1, 1993 for new business and November 1, 1993 for renewal business and the variation in renewal dates of policies inforce. Premium revenues increased by 18.5% over the first quarter of 1994, due primarily to the 12% rate increase effective October 1, 1993, which had an insignificant impact on premium income during the first quarter of 1994. The first quarter of 1995 reflects this increase for all policies.

Investment Income:

Net investment income for the first quarter of 1995 decreased approximately 3.0% over the fourth quarter of 1994. This is attributed primarily to the decrease in short-term investments of approximately $260,000 per month during
the first quarter of 1995.   Net investment income increased approximately
4.8% over the first quarter of 1994 due primarily to the increase in interest rates since March 31, 1994 and the reinvestment of funds at these higher rates.

Expenses:

The Company's provision for loss and loss adjustment expenses as of March 31, 1995 and December 31, 1994 is based upon MOMEDICO's experience. The percentage of losses and loss adjustment expenses to net earned premiums at March 31, 1995 is 115.4 compared to 94.7% for the year 1994. The percentage
for the quarter ended March 31, 1994 was 108.0%   The increase between March
31, 1995 and 1994 results primarily from an increase in the frequency of reported losses during the first three months of 1995.

Policy acquisition costs as a percent of net premiums earned were 5.8% and 6.7% for the period ended March 31, 1995 and 1994, respectively. The percentage for the fourth quarter of 1994 was 6.7%. The change in policy acquisition cost as a percent of earned premiums results primarily from changes in underwriting expenses and commission arrangements.

Other operating expenses decreased approximately 10.6% from the quarter ended March 31, 1994 and is attributed to decreases in accounting, legal and building maintenance expenses. Other operating expenses decreased by approximately 9.0% from the fourth quarter of 1994. This decrease is due to decreases in legal and building maintenance expense during the first quarter of 1995.

Part II - Other Information

       Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits - Securities Exchange Act of 1934-10Q:

       None

       (b)  Reports on Form 8-K

       There were no reports required to be filed on Form 8-K during the first quarter of 1995.


                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOMED HOLDING COMPANY


DATE   5/12/95           Richard V. Bradley, M.D.,President

DATE   5/12/95           James M. Stokes, M.D.
                         Chief Accounting Officer