Form 10-Q
period 1995-06-30
MOMED HOLDING CO
filed 1995-08-14
CIK 315845

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended  June 30, 1995 Commission File number   2-67099

                                 Momed Holding Company
                  (Exact name of registrant as specified in its charter)

                MISSOURI                             43-1473496
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)


 8630 Delmar Blvd., Suite 100, St. Louis  MO                 63124


Registrant's telephone number, including area code:      314-872-8000


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


             Part I Financial Information Financial Statements
                           Momed Holding Company
                   Unaudited Consolidated Balance Sheets
                    June 30, 1995 and December 31, 1994
           Assets                          1995                1994
Investments (Note 1)                   $68,525,360         $65,379,445
Cash                                       204,011             343,624
Accrued investment income                  986,749           1,067,151
Premiums receivable                        358,432             391,217
Reinsurance recoverable on paid and
  unpaid losses net of $11,183,694
  in 1995 and $11,479,344 in 1994 of
  reinsurance premiums attributed
  to unpaid losses recoverable           3,112,817           4,849,475
Prepaid reinsurance premiums               562,298             659,036
Prepaid taxes                              961,690           1,140,235
Deferred policy acquisition cost           141,756             146,503
Building, furniture and equipment at
  cost less accumulated depreciation
  of $410,066 in 1995 and $378,924
  in 1994                                  866,472             889,744
Other assets                               145,379             147,715
Deferred income taxes                    1,630,933           2,509,782
         Total assets                  $77,495,897         $77,523,927


                    Liability and Stockholders' Equity
Loss & loss adjustment
  expenses (Note 2)                    $56,783,271         $58,764,316
Unearned premiums                        6,187,303           6,343,858
Accounts payable & accrued expenses        618,941             723,662
Reinsurance premiums payable               107,780             354,183
Mortgage payable                           720,213             799,640
Accrued Federal income tax                  49,592              99,592
         Total liabilities             $64,467,100         $67,085,251
Class C, Non-voting Common Stock
  $1.00 par value, authorized 24,185
  shares, issued and outstanding
  shares  24,185 (Note 6)                   600,000            600,000
Stockholders' Equity:
  Class A Common Stock, $1.00 par
    value, authorized 500,000 shares
    issued and outstanding 246,528
    shares in 1995 and 1994                246,528             246,528
  Additional Paid-In Capital             1,345,560           1,345,560
  Unrealized appreciation (depreciation)
    of fixed maturity investment and
    equity securities, net                 916,216          (1,281,104)
  Retained earnings                      9,970,783           9,577,982
                                        12,479,087           9,888,966
  Less Cost of 22,510 shares of
    Class A common held in
    Treasury in 1995 and 1994              (50,290)            (50,290)
         Total stockholders' equity     12,428,797           9,838,676
         Total liabilities and
           stockholders' equity        $77,495,897         $77,523,927


                             Momed Holding Company
                Unaudited Consolidated Statements of Operations
                           For the Six Months Ended
                        June 30, 1995 and June 30, 1994

                               June 30, 1995              June 30, 1994

                              Three         Six           Three        Six
                              Months       Months         Months      Months

Revenues:
   Net premiums earned     $ 2,676,580   $ 5,563,205  $ 2,639,639  $ 5,075,724
   Net investment income     1,037,359     2,068,302      959,953    1,943,458
   Realized gains on
      investments              235,405       361,358       81,733      351,241
   Other                        30,324        54,646       20,748       44,356
     Total Revenues          3,979,668     8,047,511    3,702,073    7,414,779

Expenses:
   Losses and loss
     adjustment expenses     2,931,506     6,263,144    2,736,515    5,366,463
   Policy acquisition cost     167,337       335,023      152,705      316,290
   Other underwriting
     expenses                  528,391       974,900      461,750      960,979
   Interest expense             15,473        31,203       16,475       33,010
     Total Expenses          3,642,707     7,604,270    3,367,445    6,676,742

     Earnings before
     income taxes              336,961       443,241      334,628      738,037

Provision for income taxes
   Current                       8,000        10,000        4,300        8,500
   Deferred                     16,055        40,440         0            0
                                24,055        50,440        4,300        8,500

 Net earnings              $   312,906   $   392,801  $   330,328  $   729,537


Earnings per data:

   Earnings per share      $     1.40    $      1.75  $      1.48  $      3.26

Earnings per share based on
 average shares outstanding
 (Note 4)                      224,018       224,018      224,018       224,018


                             Momed Holding Company
                Unaudited Consolidated Statements of Cash Flows
                           For the Six Months Ended
                        June 30, 1995 and June 30, 1994

                                                      1995             1994

Cash flows from operating activities:
  Net earnings                                   $    392,801      $   729,537
  Adjustments to reconcile net income to net
    cash provided from operating activities:

  Changes in:
    Accrued investment income                          80,402           (9,015)
    Premiums receivable                                32,785           74,475
    Reinsurance recoverable on paid and unpaid
      losses                                        1,736,658         (143,811)
    Reserve for losses and loss adjustment exp.    (1,981,045)         571,527
    Prepaid reinsurance premiums                       96,738          115,282
    Unearned premiums                                (156,555)          (2,258)
    Accounts payable and accrued expenses            (104,721)        (365,688)
    Reinsurance premiums payable                     (246,403)        (192,599)
    Deferred policy acquisition costs                   4,747           31,715
    Deferred income taxes                            (253,386)            ---
    Other assets                                        2,336          (19,761)
    Prepaid taxes                                     178,545          (49,500)
    Accrued income taxes                              (50,000)           ---
  Depreciation of building, furniture
   and equipment                                       36,267           25,900
  Amortization of premiums on bonds                    41,700           63,414
  Net realized investment gains                      (361,358)        (351,241)
Net cash provided (used) by operating activities     (550,489)         477,977

Cash flows from investing activities:

  Proceeds of bonds and stocks sold or matured      7,076,623        4,261,631
  Proceeds from sale of investment property            54,001            ---
  Purchase of bonds and stocks                     (4,161,635)      (5,487,008)
  Purchase of property and equipment                   (8,546)          (8,248)
  Net cash (used) provided from investing
    activities                                      2,960,443       (1,233,625)

Cash flows from financing activities:
Decrease in mortgage payable                          (79,427)         (25,171)
Net cash (used) provided by financing activities      (79,427)         (25,171)
Net increase (decrease) in cash and short-term
  investments                                       2,330,527         (780,819)

Cash and short-term investments at beginning
  of period                                         1,738,752        3,354,990
Cash and short-term investments at end of
  period                                         $  4,069,279      $ 2,574,171


                                          Momed Holding Company
                  Unaudited Consolidated Statements of Changes in Stockholders' Equity
                          For Six Months Ended June 30, 1995 and June 30, 1994

                                                        Unrealized                                Total
                                            Additional Appreciation                              Stock-
                         Common     Stock    Pain-in     of Equity      Retained   Treasury     holders'
                         Class A   Class B   Capital    Securities      Earnings    Stock        Equity

Balance at 12/31/93    $ 222,343 $ 604,625  $1,200,450    $105,762   $8,065,526   $(50,290) $10,148,416

Net earnings                                                            729,537                 729,537

 Unrealized
 appreciation
 (depreciation) of:

Fixed maturity
  investments                                             (557,836)                            (557,836)

Equity Securities                                         (176,040)                            (176,040)


Balance at 6/30/94     $ 222,343 $ 604,625  $1,200,450   $(628,114)  $8,795,063   $(50,290) $10,144,077


Balance at 12/31/94    $ 246,528 $   ---    $1,345,560 $(1,281,104)  $9,577,982   $(50,290)  $9,838,676

Net earnings                                                            392,801                 392,801

Unrealized
 appreciation
 (depreciation of:
Fixed maturity
  investments                                            2,083,335                            2,083,335
Equity Securities                                          113,985                              113,985
Balance at 6/30/95     $ 246,528 $  ---     $1,345,560   $ 916,216   $9,970,783   $(50,290) $12,428,797


                             Momed Holding Company
                  Notes to Consolidated Financial Statements
                                   Unaudited
June 30, 1995
1.     Investments:
       The following table summarizes the company's investments at June 30, 1995 and December 31, 1994. Fixed maturity investments are classified as available for sale and reported in the financial statements at fair mar-ket value, with the unrealized gains (losses) excluded form earnings and reported as a separate component of stockholders equity pursuant to the provision of FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities. Equity securities are carried at market value for each period.

                                               Amount
                                               at which
                                  Estimated    shown in      Gross      Gross
                                    Market   the balance  unrealized unrealized
Type of Investments      Cost       Value       sheet        gains     losses

June 30, 1995:

Fixed maturities     $61,338,061  62,445,369  62,445,369   1,678,565    571,257
Equity securities      1,773,727   2,054,626   2,054,626     412,049    131,150
Investment Real Estate    160,097    160,097     160,097        ---        ---
Short-term investments  3,865,268  3,865,268   3,865,268        ---        ---

  Total Investments  $67,137,153  68,525,360  68,525,360   2,090,614    702,407


December 31, 1994:

Fixed maturities     $63,565,035  61,515,774  61,515,774     649,597  2,698,858
Equity securities      2,144,046   2,252,240   2,252,240     284,965    176,771
Investment Real Estate    216,303    216,303     216,303        ---       ---
Short-term investments  1,395,128  1,395,128   1,395,128        ---       ---

  Total Investments  $67,320,512  65,379,445  65,379,445     934,562  2,875,629

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

                             Momed Holding Company
                  Notes to Consolidated Financial Statements
                                   Unaudited
                                 June 30, 1995

       for share basis, less the 22,510 shares of Class A Treasury Stock at June 30, 1994. Average shares withstanding at June 30, 1995 represent the 246,528 Class A shares less the 22,510 shares of Class A Treasury Stock.


5. The Class C non-voting common stock was issued to Missouri State Medical Association (MSMA) in connection with the exchange of Class B commonstoc for Class A common stock. MSMA shall have an option to sell the Class C shares and the Company shall be required to purchase such shares at a per share consideration of $24.81, with the aggregate cash consideration not to exceed $600,000.

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


 Management's Analysis of Consolidated Quarterly Income Statements

Liquidity and Capital Resources:

At June 30, 1995 and December 31, 1994, the Company had invested assets of $68,525,360 and $65,379,445 which is 88.4 percent and 84.3 percent of total assets at each period end. On January 1, 1994, the Company implemented the pro-vison of FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" which requires that fixed maturity investments be reported at fair value in the financial statements. The Company's fixed maturity investment have been classified as available for sale and reported at their fair value which is $1,107,308 more than amortized cost. Market value of all invested assets is $1,388,207 more than cost or amortized cost at June 30, 1995. The Company feels that it has sufficient invested assets to meet both its short-term and long term capital requirements. In addition, the Company has entered into reinsurance agreements to protect itself against significant de-creases in invested assets. The reinsurance agreements generally limit the Company's maximum liability to $400,000 per claim for policies issued or renewed after July 1, 1991.




       Management's Analysis of Consolidated Quarterly Income Statements

For claims against policies issued or renewed between July 1, 1987 and June 30, 1991, losses are subject to a 5% deductible based on gross collected premiums and a retention of $250,000 per claim after the deductible provision has been satisfied, indexed $25,000 per year. For policies issued or renewed between July 1, 1986 and June 30, 1987 losses are subject to a 10% deductible based on gross collected premiums and a retention of $300,000 per claim after the deduct-ible provision has been satisfied. On policies issued prior to July 1, 1986 the Company's maximum lability is $200,000 per insured and $231,500 per claim involving up to six insureds. Rates charged for such protection were as follows:

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
              July 1, 1994 through June 30, 1995,     $266,667 (for 6 quarterly
                                                                payments)

As of June 30, 1995, the Company had fixed maturity investments at amortized cost in the amount of $61,338,061 with an average date to maturity of approxim-ately 3.78 years. All bonds are "A" rated or higher, except for one bond with a boo kvalue of $999,108 which is rated BBB+. Further, the Company has no invest-ment in high yield or non-investment grade securities. Short-term investments totaling $3,865,268 are expected to provide sufficient liquidity for payment of losses and loss adjustment expenses.

On December 6, 1993, the NAIC adopted a risk-based capital "RBC" model for the property and casualty insurance industry, which will be implemented in 1994. This model will be applied to virtually all property and casualty insurance companies and will mandate certain minimum capital requirements, based on the underwriting, investment, and other business risks inherent in an individual insurer's operations. Under the model law, any property and casualty insurance company which does not exceed RBC action levels will be subject to varying degrees of regulatory scrutiny and ultimately would be subject to mandatory rehabilitation or liquidation. The four RBC action levels are (i) Company Action Level (2 x Authorized Control Level), (ii) Regulatory Action Level (1.5 x Authorized Control Level), (iii) Authorized Control Level (40.0% of calculated
RBC), and (iv) Mandatory Control Level (70.0% x Authorized Control Level). The first Company Action Level takes place when a property and casualty insurance company's adjusted actual statutory surplus is equal to 80.0% of it RBC require-ment. Under this event, the insurer's management is required to file and obtain approval of a comprehensive financial plan for improving its RBC. Based on the "RBC" model adopted on December 6, 1993, by the NAIC the Company's statutory capital and surplus at December 31, 1994 exceeded all regulatory requirements.

The Company anticipates capital expenditure of approximately $60,000 for furniture and data processing equipment during 1995.

       Management's Analysis of Consolidated Quarterly Income Statements


Revenues:

Premium revenues decreased approximately 7.3 over the first quarter of 1995, due primarily to the significant changes taking place in the make-up of provider groups which has effected the amount and timing of income recognition. Premium revenues increased by 9.6% over the first six months of 1994 due to the above mentioned change in provider groups plus a decrease in accrued reinsurance premiums in excess of provisional reinsurance premiums paid.

Investment Income:

Net investment income for the second quarter of 1995 increased approximately .6% over the first quarter of 1995. This increase is attributed to a slight in-crease in short-term rates during the second quarter and additional investments in bonds in lieu of common stocks. Net investment income increased 6.4% over the first six months of 1994 due to increases in investment rates and invested assets between June 30, 1994 and June 30, 1995.

Expenses:

The Company's provision for loss and loss adjustment expenses as of 6/30/95 and June 30, 1994 is based upon MOMEDICO's experience. The percentage of losses and loss adjustment expenses to net earned premiums at June 30, 1995 is 112.6% compared to 105.7% at June 30, 1994. The percentage for the quarter ended June 30, 1995 was 109.5% compared to 115.4 for the quarter ended March 31, 1995. The percentage of losses and loss adjustment expense to net earned premiums was 94.7% for the year 1994 compared to 135.6% for the year 1993. The increases and decreases in the percentages of losses and loss adjustment expenses for the six months ended June 30, 1995 compared to the six months ended June 30, 1994 and the quarter ended March 31, 1995, result primarily from the fluctuation in the frequency of reported claims during the various periods.

Policy acquisition costs as a percent of net premiums earned were 6.0% and 6.2% for the period ended June 30, 1995 and 1994, respectively.The percentage for the quarter ended June 30, 1995 was 6.2%. The change in policy acquisition cost as a percent of earned premiums results primarily from changes in underwriting expenses and commission arrangements.

Other underwriting expenses increased approximately 18.3% from the quarter ended March 31, 1995. This increase results primarily from the utilization of outside consultants for policy development and an evaluation of the Company's business and assets compared to its book value. Other underwriting expenses for the 6 months ended June 30, 1995 increased by 1.4% over the six months ended June 30, 1994. This increase is attributed to inflation reflected in the cost of goods and services acquired.

Part II - Other Information

Item 4.  Submission of Matter to Vote of Security Holders:

       a) Annual Meeting of Shareholders, May 5, 1995

       b) The following were elected as directors:

       H. Peter Ekern, MD                   Meredith J. Payne, MD
       Eugene T. Hansbrough, MD             James M. Stokes, MD
       John I. Matthews, MD

       Directors whose terms continued after the meeting:

       Richard V. Bradley, MD               Thomas J. Cooper, MD
       Dale E. Darnell, MD                  Leonard L. Davis, MD
       Gary A. Dyer, MD                     Robert T. Gibbons, MD
       Howard E. Linville, MD               Garth S. Russell, MD
       Norman Knowlton, MD                  R.J. King

       c)  Election of KPMG Peat Marwick, LLP as auditors:

       Votes:  For  179,955    Against  0      Abstain  777


       Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits - Securities Exchange Act of 1934-10Q:

       None

       (b)  Reports on Form 8-K

       There were no reports required to be filed on Form 8-K during the second quarter of 1995.

                          SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOMED HOLDING COMPANY


DATE  8/10/95             Richard V. Bradley, M.D., President

DATE  8/10/95            James M. Stokes, M.D.
                         Chief Accounting Officer