Form 10-Q/A
period 1995-03-31
MOMED HOLDING CO
filed 1995-09-05
CIK 315845

Part II - Other Information

     Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - Securities Exchange Act of 1934-10Q:

     Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

     There were no reports required to be filed on Form 8-K during the first quarter of 1995.


                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     MOMED HOLDING COMPANY


DATE   5/12/95           Richard V. Bradley, M.D.,President

DATE   5/12/95           James M. Stokes, M.D
                         Chief Accounting Office