Form 10-Q
period 1995-09-30
MOMED HOLDING CO
filed 1995-11-14
CIK 315845

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended  September 30, 1995 Commission File number   2-67099

                                 Momed Holding Company
                  (Exact name of registrant as specified in its charter)

                MISSOURI                             43-1473496
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)


 8630 Delmar Blvd., Suite 100, St. Louis  MO                 63124


Registrant's telephone number, including area code:      314-872-8000


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

             Part I Financial Information Financial Statements
                           Momed Holding Company
                   Unaudited Consolidated Balance Sheets
                 September 30, 1995 and December 31, 1994

          Assets                          1995                1994
Investments (Note 1)                   $69,482,870         $65,379,445
Cash                                       420,918             343,624
Accrued investment income                1,108,816           1,067,151
Premiums receivable                        268,177             391,217
Reinsurance recoverable on paid and
  unpaid losses net of $10,776,819
  in 1995 and $11,479,344 in 1994 of
  reinsurance premiums attributed
  to unpaid losses recoverable           3,026,566           4,849,475
Prepaid reinsurance premiums               645,909             659,036
Prepaid taxes                              910,928           1,140,235
Deferred policy acquisition cost           163,002             146,503
Building, furniture and equipment at
  cost less accumulated depreciation
  of $428,843 in 1995 and $378,924
  in 1994                                  856,350             889,744
Other assets                               133,132             147,715
Deferred income taxes                    1,504,577           2,509,782
         Total assets                  $78,521,245         $77,523,927


                    Liability and Stockholder's Equity
Loss & loss adjustment
  expenses (Note 2)                    $56,656,386         $58,764,316
Unearned premiums                        6,665,490           6,343,858
Accounts payable & accrued expenses        489,380             723,662
Reinsurance premiums payable               494,515             354,183
Mortgage payable                           706,348             799,640
Accrued Federal income tax                  ---                 99,592
         Total liabilities             $65,012,119         $67,085,251
Class C, Non-voting Common Stock
  $1.00 par value, authorized 24,185
  shares, issued and outstanding
  shares  24,185 (Note 6)                   600,000            600,000
Stockholder's Equity:
  Class A Common Stock, $1.00 par
    value, authorized 500,000 shares
    issued and outstanding 246,528
    shares in 1995 and 1994                246,528             246,528
  Additional Paid-In Capital             1,345,560           1,345,560
  Unrealized appreciation (depreciation)
    of fixed maturity investment and
    equity securities, net                 946,883          (1,281,104)
  Retained earnings                     10,420,445           9,577,982
                                        12,959,416           9,888,966
  Less Cost of 22,510 shares of
    Class A common held in
    Treasury in 1995 and 1994              (50,290)            (50,290)
         Total stockholders' equity     12,909,126           9,838,678
         Total liabilities and
           stockholders equity         $78,521,245         $77,523,927

                             Momed Holding Company
                Unaudited Consolidated Statements of Operations
                           For the Nine Months Ended
                   September 30, 1995 and September 30, 1994

                               September 30, 1995         September 30, 1994

                              Three         Nine          Three        Nine
                              Months       Months         Months      Months

Revenues:
   Net premiums earned      $2,987,882    $8,551,087   $2,856,643  $ 7,932,367
   Net investment income     1,077,211     3,145,513      946,357    2,889,815
   Realized gains on
      investments              151,380       512,738       (1,520)     349,721
   Other                        23,235        77,881       17,221       61,577
     Total Revenues          4,239,708    12,287,219    3,818,701   11,233,480

Expenses:
   Losses and loss
     adjustment expenses     2,905,767     9,168,911    2,382,863    7,749,326
   Policy acquisition cost     168,623       503,646      163,736      480,026
   Other underwriting
     expenses                  486,765     1,461,665      463,145    1,424,124
   Interest expense             14,331        45,534       14,735       47,745
     Total Expenses          3,575,486    11,179,756    3,024,479    9,701,221

     Earnings (loss) before
     income taxes              664,222     1,107,463      794,222    1,532,259

Provision for income taxes
   Current                     104,000       114,000      177,500      189,000
   Deferred                    110,560       151,000         0            0
                               214,560       265,000      177,500      189,000

 Net earnings              $   449,662   $   842,463   $  613,722  $ 1,343,259


Earnings per data:

   Earnings per share       $    2.01     $     3.76   $     2.74   $     6.00

Earnings per share based on average
  shares outstanding (Note 4 )   224,018     224,018      224,018       224,018

                             Momed Holding Company
                Unaudited Consolidated Statements of Cash Flows
                           For the Nine Months Ended
                   September 30, 1995 and September 30, 1994

                                                      1995             1994

Cash flows from operating activities:
  Net earnings                                   $    842,463      $ 1,343,259
  Adjustments to reconcile net income to net
    cash provided from operating activities:

  Changes in:
    Accrued investment income                         (41,665)         (80,265)
    Premiums receivable                               123,040           95,077
    Reinsurance recoverable on paid and unpaid
      losses                                        1,822,909           62,350
    Reserve for losses and loss adjustment exp.    (2,107,930)         633,131
    Prepaid reinsurance premiums                       13,127         (260,806)
    Unearned premiums                                 321,632          570,138
    Accounts payable and accrued expenses            (234,282)        (374,791)
    Reinsurance premiums payable                      140,332         (207,390)
    Deferred policy acquisition costs                 (16,499)           6,956
    Deferred income taxes                            (142,825)           ---
    Other assets                                       14,583          (43,203)
    Prepaid taxes                                     229,307          122,793
    Accrued Income taxes                              (99,592)            ---
  Depreciation of building, furniture
   and equipment                                       56,896           57,329
  Amortization of premiums on bonds                    60,164           94,251
  Net realized investment gains                      (512,738)        (349,721)
Net cash provided (used) by operating activities      468,922        1,669,108

Cash flows from investing activities:

  Cost of bonds and stocks sold or matured          9,849,597        6,028,490
  Proceeds from sale of investment property            54,001            ---
  Purchase of bonds and stocks                     (6,968,960)      (7,689,228)
  Purchase of property and equipment                  (17,201)         (64,284)
  Net cash (used) provided from investing
    activities                                      2,917,437       (1,725,022)

Cash flows from financing activities:
Stock exchange expense                                  ---            (36,013)
Decrease in mortgage payable                          (93,292)         (36,849)
Net cash (used) provided by financing activities       93,292)         (72,862)
Net increase (decrease) in cash and short-term
  investments                                       3,293,067         (128,776)
Cash and short-term investments at beginning
  of period                                         1,738,752        3,354,990
Cash and short-term investments at end of
  period                                          $ 5,031,819      $ 3,226,214

                                          Momed Holding Company
                  Unaudited Consolidated Statements of Changes in Stockholders' Equity
                     For Nine Months Ended September 30, 1995 and September 30, 1994

                                                        Unrealized                                Total
                                            Additional Appreciation                              Stock-
                         Common     Stock    Pain-in     of Equity      Retained   Treasury     holders'
                         Class A   Class B   Capital    Securities      Earnings    Stock        Equity
Balance at 12/31/93    $ 222,343 $ 604,625  $1,200,450    $105,762   $8,065,526   $(50,290) $10,148,416

Net earnings                                                          1,343,259               1,343,259
Unrealized
 appreciation
 (depreciation of:
Fixed maturity
  investments                                           (1,003,878)                          (1,003,878)
Equity Securities                                          (34,618)                             (34,618)
Exchange of Class B
  common stock                   (604,625)                                                     (604,625)
Issuance of 24,185
  shares of Class A
  common stock at
  $7.00 per share         24,185               145,110                                           169,295
Retained earnings
  capitalized in
  connection with
  exchange                                                             (164,670)               (164,670)
Expenses capitalized                                                    (36,013)                (36,013)
Balance at 9/30/94     $ 246,528 $  ---     $1,345,560   $(932,734)  $9,208,102   $(50,290) $ 9,817,166

Balance at 12/31/94    $ 246,528 $   ---    $1,345,560 $(1,281,104)  $9,577,982   $(50,290)  $9,838,676

Net earnings                                                            842,463                 842,463

Unrealized
 appreciation
 (depreciation of:
Fixed maturity
  investments                                            2,044,636                            2,044,636
Equity Securities                                          183,351                              183,351
Balance at 9/30/95     $ 246,528 $  ---     $1,345,560   $ 946,883   $10,420,445  $(50,290) $12,909,126



                             Momed Holding Company
                  Notes to Consolidated Financial Statements
                                   Unaudited
September 30, 1995
1.     Investments:
       The following table summarizes the company's investments at September 30, 1995 and December 31, 1994. Fixed maturity investments are classified as available for sale and reported in the financial statements at fair market value, with the unrealized gains (losses) excluded form earnings and reported as a separate component of stockholders equity pursuant to the provision of FASB Statement 115 "Accounting for Certain Investments in
       Debt and Equity Securities. Equity securities are carried at market value for each period.

                                                Amount
                                               at which
                                  Estimated    shown in      Gross      Gross
                                    Market   the balance  unrealized unrealized
Type of Investments      Cost       Value       sheet        gains     losses

September 30, 1995:

Fixed maturities     $61,184,552  62,233,225  62,233,225   1,560,597    511,924
Equity securities      2,094,502   2,480,500   2,480,500     599,770    213,772
Investment Real Estate    158,244    158,244     158,244        ---        ---
Short-term investments  4,610,901  4,610,901   4,610,901        ---        ---

  Total Investments  $68,048,199  69,482,870  69,482,870   2,160,367    725,696


December 31, 1994:

Fixed maturities     $63,565,035  61,515,774  61,515,774     649,597  2,698,858
Equity securities      2,144,046   2,252,240   2,252,240     284,965    176,771
Investment Real Estate    216,303    216,303     216,303        ---       ---
Short-term investments  1,395,128  1,395,128   1,395,128        ---       ---

  Total Investments  $67,320,512  65,379,445  65,379,445     934,562  2,875,629

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

4.     Average Shares Outstanding:
       Average shares outstanding at September 30, 1995 and September 30, 1994 represent the 246,528 Class A shares less 22,510 Class A Treasury Stock.

5. The Class C non-voting common stock was issued to Missouri State Medical Association (MSMA) in connection with the exchange of Class B common stock for Class A common stock on August 16, 1994. MSMA has an option to sell the Class C shares and the Company is required to purchase such shares at a per share consideration of $24.81, with the aggregate cash consideration not to exceed $600,000.

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

 Management's Analysis of Consolidated Quarterly Income Statements

Liquidity and Capital Resources:

At September 30, 1995 and December 31, 1994, the Company had invested assets of $69,482,870 and $65,379,445 which is 88.5 percent and 84.3 percent of total assets at each period end. On January 1, 1994, the Company implemented the provision of FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" which requires that fixed maturity investments be reported at fair value in the financial statements. The Company's fixed maturity investments have been classified as available for sale and reported at their fair value which is $1,048,673 more than amortized cost. Market value of all invested assets is $1,434,671 more than cost or amortized cost at September 30, 1995. The Company feels that it has sufficient invested assets to meet both its short-term and long-term capital requirements. In addition, the Company has entered into various reinsurance agreements to protect itself against significant decreases in invested assets. The reinsurance agreements generally limit the Company's maximum liability to $400,000 per claim for policies issued or renewed after July 1, 1991.

For claims against policies issued or renewed between July 1, 1987 and June 30, 1991, losses are subject to a 5% deductible based on gross collected premiums and a retention of $250,000 per claim after the deductible provision has been satisfied, indexed $25,000 per year. For policies issued or renewed between July 1, 1986 and September 30, 1987 losses are subject to a 10% deductible based on gross collected premiums and a retention of $300,000 per claim after the deductible provision has been satisfied. On policies issued prior to July 1, 1986 the Company's maximum lability is $200,000 per insured and $231,500 per claim involving up to six insureds. Rates charged for such protection were as follows:

   Prior to June 30, 1986, 40% of collected premiums
   July 1, 1986 to June 30, 1987, 30% of collected premiums July 1, 1987 to June 30, 1988, 17.5% of collected premiums July 1, 1988 to June 30, 1991, 15% of collected premiums July 1, 1991 to June 30, 1996 12.5% of collected premiums

Payments to reinsurers under contracts effective July 1, 1988 and subsequent have been by quarterly deposits as follows:

    July 1, 1988 through June 30, 1990,     $775,000
    July 1, 1990 through June 30, 1991,     $687,500
    July 1, 1991 through June 30, 1994,     $400,000
    July 1, 1994 through June 30, 1995,     $267,000  }for 6 qtrly
    July 1, 1995 through June 30, 1996,     $266,667  }payments

As of September 30, 1995, the Company had fixed maturity investments at amortized cost in the amount of $61,184,552 with an average date to maturity of approximately 3.67 years. All bonds are "A" rated or higher, except for one bond with a book value of $998,327 which is rated BBB+. Further, the Company has no investment in high yield or non-investment grade securities. Short-term investments totaling $4,610,901 are expected to provide sufficient liquidity for payment of losses and loss adjustment expenses.

On December 6, 1993, the NAIC adopted a risk-based capital "RBC" model for the property and casualty insurance industry, which will be implemented in 1994. This model will be applied to virtually all property and casualty insurance companies and will mandate certain minimum capital requirements, based on the underwriting, investment, and other business risks inherent in an individual insurer's operations. Under the model law, any property and casualty insurance company which does not exceed RBC action levels will be subject to varying degrees of regulatory scrutiny and ultimately would be subject to mandatory rehabilitation or liquidation. The four RBC action levels are (i) Company Action Level (2 x Authorized Control Level), (ii) Regulatory Action Level (1.5 x Authorized Control Level), (iii) Authorized Control Level (40.0% of calculated RBC), and (iv) Mandatory Control Level (70.0% x Authorized Control Level). The first Company Action Level takes place when a property and casualty insurance company's adjusted actual statutory surplus is equal to 80.0% of it RBC requirement. Under this event, the insurer's management is required to file and obtain approval of a comprehensive financial plan for improving its RBC. Based on the "RBC" model adopted on December 6, 1993, by the NAIC the Company's statutory capital and surplus at December 31, 1993 exceeded all regulatory requirements.

The Company anticipates capital expenditure of approximately
$60,000 for furniture and data processing equipment during 1994.

Revenues:

Premium revenues increased approximately 11.6% over the second quarter of 1995, due to the third quarter representing a significant portion of the Company's inforce business and a continuing decrease in accrued reinsurance premiums.

Premium revenues increased by 7.8% over the first nine months of 1994 due to the decrease in accrued reinsurance premiums and changes in the physician specialties insured.

Investment Income:

Net investment income for the third quarter of 1995 increased approximately 3.8% over the second quarter of 1995. The increase is attributed to short-term rates remaining steady during the third quarter and additional investments in bonds in lieu of common stocks. Net investment income increased 8.8% over the first nine months of 1994 due to increases in investment rates and an increase in invested assets between September 30, 1994 and September 30, 1995.

Expenses:

The Company's provision for loss and loss adjustment expenses as of September 30, 1995 and September 30, 1994 is based upon MOMEDICO's experience. The percentage of losses and loss adjustment expenses to net earned premiums at September 30, 1995 is 107.2% compared to 97.7% at September 30, 1994. The percentage for the quarter ended September 30, 1995 was 97.2% compared to 109.5 for the quarter ended June 30, 1995. The percentage of losses and loss adjustment expense to net earned premiums was 94.7% for the year 1994 compared to 135.6% for the year 1993. The increases and decreases in the percentage of losses and loss adjustment expenses for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994 and the quarter ended June 30, 1995, result primarily from the fluctuation in the frequency of reported claims during the various periods.

Policy acquisition costs as a percent of net premiums earned were 5.9% and 6.0% for the period ended September 30, 1995 and 1994, respectively. The percentage for the quarter ended September 30, 1995 was 5.6%. The change in policy acquisition cost as a percent of earned premiums results primarily from changes in underwriting expenses and commission arrangements.

Other underwriting expenses decreased approximately 7.9% from the quarter ended June 30, 1995. This decrease results primarily from the utilization of outside consultants for policy development and an evaluation of the Company's business and assets compared to its book value during the second quarter of 1995. Other underwriting expenses for the nine months ended September 30, 1995 increased by 2.6% over the nine months ended September 30, 1994. This increase is attributed to inflation reflected in the cost of goods and services acquired.

Part II - Other Information


       Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits - Securities Exchange Act of 1934-10Q:

       None

       (b)  Reports on Form 8-K

       There were no reports required to be filed on Form 8-K during the third quarter of 1995.

                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOMED HOLDING COMPANY


DATE   11/14/95            Richard V. Bradley,MD
                           President

DATE   11/14/95            James M. Stokes, MD
                           Chief Accounting Officer