Form 10-K
period 1995-12-31
MOMED HOLDING CO
filed 1996-03-29
CIK 315845

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                         FORM 10-K
[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1995


Commission file number      2-67099

                   MOMED Holding Co.
 (Exact name of registrant as specified in its charter)

      MISSOURI                                         43-1473496
(State or other jurisdiction of    (IRS Employer Identification #)
incorporation or organization)

 8630 Delmar Blvd., Suite 100, St. Louis, MO              63124
(Address of principal executive offices)
Registrant's telephone number, including area code:314-872-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class      Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

                Class A Common Stock, $1.00 par value
                          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X         No      .

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

The aggregate market value of Class A shares held by nonaffilities as of March 1, 1996 was $1,680,135.

The number of Class A shares outstanding as of March 1, 1996 was 739,584.

The following documents are incorporated herein by reference:
Annual Report to Stockholders for the Year Ended December 31, 1995
                     Part II, IV


                                   Part I
Item 1. Business

    A.       General Development of Business
             On May 12, 1988, the shareholders of Missouri Medical Insurance Company "MOMEDICO" approved a plan to exchange the issued and outstanding shares of the Company for shares of MOMED Holding Co. During 1989, the exchange of Class A and Class B common shares of MOMED Holding Co. for the Class A and Class B common shares of MOMEDICO was completed, and 222,343 Class A and 24,185 Class B common shares were issued. On September 9, 1989, MOMEDICO at a special meeting of the shareholders approved a change in the par value of its Class A common stock from $1.00 per share to $3,000 per share and fractional shares were redeemed for cash. As a result of the action by MOMEDICO shareholders, MOMED Holding Co. owns 100% of the Class A and Class B common shares of MOMEDICO.

             On August 16, 1994, the shareholders approved the exchange of Class B common shares for Class A common shares on a share-for-share basis. Also, in connection with the share exchange agreement, 24,185 shares of Class C non-voting common stock was authorized and issued to the Missouri State Medical Association (MSMA). MSMA has an option to sell the Class C shares and the Company is required to purchase such shares at a per share consideration of $24.81 with the aggregate cash consideration not to exceed $600,000. As of March 24, 1996, no shares have been redeemed by the Company.

             Also, effective January 1, 1989, MOMED Holding Co. acquired by purchase 100% of the outstanding shares of Professional Liability Associates, Inc. Professional Liability Associates, Inc. is actively trying to market claims management services to hospitals and other self insured groups. During 1990, MOMED Holding Co. acquired 100% of the issued and outstanding shares of Momedico Professional Services, Inc. from MOMEDICO. Momedico Professional Services, Inc. holds a brokers license and is investigating other types of insurance that could be provided to physicians and dentists through an agency arrangement. Since 1984, Momedico Professional Services, Inc. has purchased furniture and equipment which is leased to MOMEDICO. In the following sections of this report, MOMED Holding Co. and Missouri Medical Insurance Company "MOMEDICO" are referred to herein as the Company since the primary business activity is providing professional liability insurance to physicians through MOMEDICO.

             On February 2, 1996, the Company signed a letter of intent with MAIC Holdings, Inc. of Birmingham, Alabama, wherein MOMED Holding co. would enter into negotiations to become a wholly owned subsidiary of MAIC. For additional information refer to Note 18 of notes to consolidated financial statements, which are incorporated herein by reference.

             Missouri Medical Insurance Company "MOMEDICO" was organized by the Missouri State Medical Association (MSMA) in 1978 as the sponsored medical professional liability insurer for its members, and the Company estimates that it insured approximately 18% of the MSMA members as of December 31, 1995.

    B.       Financial Information About Industry Segments.
             The Company is only involved in one segment of the insurance industry, that being medical professional liability insurance. The financial information regarding the Company's operations is incorporated by reference in Part II, Item 8.

    C.       Narrative Description of Business.
             The primary business of the Company is selling and issuing policies of medical professional liability insurance to eligible physicians, dentists, professional partnerships and corporations whose members are physicians licensed to practice and are practicing in the State of Missouri and Kansas and to Certified Registered Nurse Anesthetists. 100% of the company's premium income is derived from medical professional liability insurance.

             During 1990, the Company discontinued selling office premises liability insurance (also known as owner's, landlord's and tenant's insurance) covering liability for bodily injury and property damage arising out of the use of the insured office premises.

             The Company provides twelve-month policies with optional installment payment plans available on a quarterly or semiannual basis. Selection of an option by an insured increases the installment payments of the premium by a service charge based on a 9% annual rate.

             As of December 31, 1995, the Company insured 1,496 physicians, dentists and corporations.

             Prior to June 30, 1986, the Company had written primarily the traditional form of medical professional liability insurance policy which is known as an "occurrence" policy. Effective July 1, 1986, all new and renewal medical professional liability policies were issued on a policy form known as a "claims made" policy. The primary difference between the two forms of policies is that the "occurrence" policy offers coverage for any covered claim arising from an occurrence during the policy period regardless of whether the claim is made during or after the end of the policy period. Whereas, under a "claims made" policy, an insurer indemnifies the insured only against liability for claims which relate to an event occurring after the effective date of the policy and while it is in force and which are actually asserted against him during such period. Thus under a "claims made" policy, once a policy period ends, the insured is no longer indemnified against liability for acts committed during that policy period and for which no claims have yet been asserted against him. He is able to obtain indemnification for such acts only by continuing to purchase additional insurance for subsequent policy periods during which any such claim may possibly be asserted. The basic professional liability policy issued by the Company in the State of Missouri provides a limit of liability of $200,000 for loss resulting from any one claim or suit or all suits because of injury or death of any one person and an annual aggregate limit of $600,000 which is the total limit of the Company's liability during the effective policy period. Such limits of liability apply separately to each insured. Increased limits are also available in the amount of $500,000/$1,500,000; $1,000,000/$2,000,000; $2,000,000/$3,000,000;
             $2,000,000/$4,000,000; $3,000,000/$5,000,000; and
             5,000,000/$7,000,000.

             The Company is authorized to write primary limits of $200,000/$600,000 in the State of Kansas. The Kansas Health Care Stabilization Fund requires physicians to purchase excess coverage in one of the following amounts, $100,000/$300,000; $300,000/$900,000, and
             $800,000/$2,400,000. The Company offers excess coverage over the amounts available from the Fund up to a maximum of $5,000,000/$7,000,000.

             The Company is subject to ongoing regulations by the Director of the Department of Insurance of Missouri. Such regulation includes, among other things, review of premium rates and policy forms, adequacy of reserves, adequacy of capital and surplus, and other matters pertaining to insurance and the operation of the Company. During 1993, the Department of Insurance performed an examination of the statutory statements for the two years ended December 31, 1992. There were no changes to the Company's statutory financial statements for this period.

             The medical professional liability insurance market is a highly competitive segment of the total insurance industry. The Company estimates that it has written approximately 15% of the physicians medical professional liability insurance presently in effect in the State of Missouri. Based on Company estimates and published information, the Company believes that the balance was written by Medical Protective Company (20%), St. Paul Fire and Marine Insurance Company (5%), PIE Mutual Insurance Company of Ohio (20%), Intermed Insurance Company (12%), Medical Defense Associates, Ltd. (15%), and 13% by others. The first two companies are larger and better capitalized and have been in business longer than the Company. Other non-Missouri domiciled companies have adopted very aggressive pricing structures to gain market share.

             At December 31, 1995, the Company had 20 full time employees.

    D. Financial Information about Foreign and Domestic Operations and Export Sales
             The Company has no foreign operations and is licensed to sell casualty insurance other than auto in the States of Missouri and Kansas.

Item 2. Description of Property

             The Company acquired a building in St. Louis, Missouri on June 1, 1992, and utilizes approximately one-half of the space for its home office and the remainder is leased to other companies. The Company acquired permanent financing in the amount of $600,000 with interest at 7.75%. The financing is for a period of four years and matures on October 31, 1997. As of December 31, 1995 the Company owed $513,333 on this loan.

             The Company acquired two parcels of real estate in Jefferson City, Missouri on September 19, 1989, at a cost of $121,687. Renovation of the structures were completed during 1992 at a cost of $168,732, and MOMEDICO moved its Central Missouri Claims office into one of the buildings. On June 30, 1995, the Company sold the parcel of real estate adjacent to its Central Missouri claims office and net proceeds from the sale of approximately $54,000 were applied to the mortgage. The Company reported a gain of $1,962 on the sale. At December 31, 1995, the Company owed $180,310 on a bank loan with interest at 8.00%. The loan matures on September 1, 1996. The Company expects to refinance both loans at their maturity and does not anticipate difficulties in the refinancing activities.

Item 3. Legal Proceedings

             The Company has no lawsuits or outstanding settlements other than those related to claims arising out of the normal operations of the Company's primary business, which are covered by the reserves for losses and loss adjustment expenses.

Item 4. Submission of Matters to a Vote of Security Holders

    A.       Special Meeting of Shareholders, December 8, 1995.

    C. To approve or disapprove a proposal to increase the number of authorized shares of Class A Common Stock $1.00 par value, to One Million (1,000,000) shares to accommodate a three-for-one stock split:

             Votes:  For   184,726     Against    0         Abstain    0


                                                                Part II

Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters.

    A. At the time of this report, there is a limited number of marketmakers for the registrant's Class A Common Stock. The bid and ask price during 1995, adjusted for the three for one stock split, ranged from $2.50 bid; $2.67 ask to $2.50 bid; $0 ask at December 31, 1995. The bid and ask price during 1994 ranged from $2.00 bid; $2.67 ask to $2.50 bid; $2.67 ask at December 31, 1994. The bid and ask price during 1993 ranged from $2.00 bid; $2.50 ask to $1.83 bid, $2.33 ask at December 31, 1993.

             The 24,185 Class B common stock held by Missouri State Medical Association (MSMA) was exchanged on a share-for-share basis into 24,185 Class A Common stock of the Company on August 16, 1994. In conjunction with this exchange, the Company authorized and issued 24,185 Class C non-voting common stock at $1.00 par value to MSMA. MSMA has an option to sell the Class C shares and the Company is required to purchase such shares at a per share consideration of $24.81, with the aggregate cash consideration not to exceed $600,000.

             On February 24, 1995, the Board of Directors adopted a Shareholder's Protection Rights Plan. This plan is designed to protect the shareholders from persons attempting to acquire shares by a partial tender offer, or by buying shares in the market or in negotiated transactions, without paying a fair premium for control and without offering a fair price to all stockholders. For additional information refer to
             Note 17 of notes to consolidated financial statements, which are incorporated herein by reference.

             On September 8, 1995, the Board of Directors declared a three-for-one split of the Company's Class A common stock. The additional 493,056 shares arising from the split were distributed on January 22, 1996, to shareholders of record as of November 8, 1995.

     B. The approximate number of stockholders of record as of March 1, 1996, of Class A stock was 272.


     C. The Company paid no dividends during 1995. The registrant declared a dividend of $.25 per share on Class A and Class B common stock on May 10, 1991, to shareholders of record on May 15, 1991, payable May 29, 1991. This was the first dividend paid by the registrant and was not to be considered as a commitment to pay regular annual dividends, nor should it be viewed as an amount which might be used for any future dividends. The registrants ability to pay dividends in the future is restricted to the extent of its primary subsidiary MOMEDICO being able to pay dividends to the registrant. MOMEDICO's ability to pay dividends is restricted to the extent of maintaining adequate statutory capital and surplus. Information contained in Note 12 of notes to consolidated financial statements on page 27 of the registrant's 1995 annual report to stockholders explains such restrictions, a copy of which is filed as Exhibit 13 hereto, is hereby incorporated by reference.

Item 6.  Selected Financial Data

             See Item 8

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation

             See Item 8

Item 8.  Consolidated Financial Statements and Supplementary Data

             The information required by Items 6, 7, and 8 of this Part II are hereby incorporated by reference to pages 13 through 28 of the registrants' 1995 annual report to stockholders, a copy of which is filed as Exhibit 13 hereto.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosures

             None

                                                               Part III
Item 10. Directors and Executive Officers of the Registrant
    (a) Identification of Directors

                                                  Period of
                                                  Service
                                   Position       as a
                                    with          Director        Principal
       Name                   Age  Company        of company      Occupation

Richard V. Bradley, M.D. (1)   69  President &
                                   Chief Exec.
                                   Officer &
                                   Director   1978 to date   General Surgeon

Norman P.Knowlton,III, MD(2)  47   Director   1990 to date   Internal
                                                             Medicine

Thomas J. Cooper, M.D. (3)    71   Director   1981 to date   Pathologist

Leonard L. Davis, M.D. (4)    72   Director   1987 to date   Orthopaedic
                                                             Surgeon

H. Peter Ekern, M.D. (5)      62   Director   1986 to date   Family Practice
                                                             Physician

Eugene T. Hansbrough, M.D.(6) 70   Director   1978 to date   General Surgeon

R.J. King (7)                 82   Director   1986 to date   Retired Ins.
                                                             Agency Owner

Howard E. Linville, M.D. (8)  72   Chairman   1978 to date   Retired General
                                                             Surgeon

John I. Matthews, M.D. (9)    76   Director   1981 to date   Internist


Dale E. Darnell, M.D. (10)    61   Director  1988 to date    Orothopaedic
                                                             Surgeon

Garth S. Russell, M.D. (11)   66   Chief
                                   Financial
                                   Officer                    Orthopaedic
                                   & Director 1978 to date    Surgeon

James M. Stokes, M.D. (12)    71   Secretary
                                   Treasurer
                                   Chief Acctg
                                   Officer &
                                   Director   1978 to date    General Surgeon

Robert T. Gibbons, Jr. MD(13) 52   Director   1991 to date    Anesthesiologist


Meredith J. Payne, M.D. (14)  69   Director   1991 to date    Plastic and
                                                             General Surgeon

Gary A. Dyer, M.D. (15)       56   Director   1993 to date    Dermatologist


        (b) Identification of Executive Officers
                                                     Period of
                                                     Service as
                                  Position with      an Officer    Principal
      Name                Age     Company            of company    Occupation

Richard V. Bradley, MD (1)  69   President & Chief
                                 Executive Officer  1978 to date  General
                                                                  Surgeon

James M. Stokes, MD (12)    71   Secretary-Treasurer
                                 Chief Accounting
                                 Officer & Director 1978 to date  General
                                                                  Surgeon

Garth S. Russell, MD (11)   66   Chief Financial                  Orthopaedic
                                 Officer and                      Surgeon
                                 Director           1978 to date


Kriete Hollrah (16)         56  Executive Vice                    Executive
                                President                         Vice
                                                   1990 to date   President

Russell L. Oldham (17)      61  Vice President    1989 tp date    Vice
                                Claims & Field                    President
                                                                  Claims &
                                                                  Field
                                                                  Services


Patricia J. Walsh (18)      36 Assistant Vice    1992 to date     Assistant
                               President                          Vice Pres.
                               Underwriting                       Undewriting

Kimberly A. Wolterman (19)  40 Vice President    1995 to date     Vice
                               Marketing &                        President
                               Risk Management                    Marketing &
                                                                  Risk
                                                                  Management


      (c) Identification of Certain Significant Employees
              The registrant has no significant employees who are not executive employees.

      (d) Family Relationships
              None

      (e) Business Experience
              See Notes 1-19.

    1. Dr. Bradley was engaged in the practice of medicine in St. Louis County, Missouri as a general surgeon for more than five years prior to 1986. Effective October 1, 1986, he began his retirement from medical practice to devote his full time to serve as President and Chief Executive Officer of Momed Holding Co. and MOMEDICO. He was Vice President of MOMEDICO from 1978 to 1980. On December 3, 1980, he was elected President and Chief Executive Officer. He serves on the Board of Directors of the Physicians Insurers Association of America
       (PIAA), and Blue Choice HMO Missouri and he is a past President of the Missouri State Medical Association (MSMA).

  2. Dr. Knowlton, III has been in the private practice of medicine for more than the past five years specializing in the area of internal medicine. Dr. Knowlton is associated with The Springfield Clinic of Internal Medicine, Springfield, Missouri. He serves on the Board of Directors of MOMEDICO and is Secretary of the Missouri State Medical Association (MSMA).

  3.  Dr. Cooper is a pathologist and former owner of Pathology
      Associates, now retired. He serves on the Board of Directors of MOMEDICO and is a past President of the St. Louis Metropolitan Medical Society and a past President of MSMA.

  4. Dr. Davis is an orthopaedic surgeon. Since 1991 he has been employed by the University of Missouri Health Sciences Center, Columbia, Missouri. From July 1985 he had been employed by Healthline, a division of St. Louis University, where his work related primarily to industrial medicine and disability evaluation. He serves on the Board of Directors of MOMEDICO and is a member of MSMA, AAOS, and the Missouri Orthopedic Society.

  5. Dr. Ekern has been engaged in the practice of medicine as a family practice physician for more than the past five years. He is president of H. Peter Ekern, Inc., a director of Commerce Bank, N.A., Mexico, Missouri, a director of MOMEDICO, and a director of MSMI a wholly-owned subsidiary of MSMA. He is a past president of MSMA.

  6. Dr. Hansbrough, prior to retirement had been in the private practice of medicine as a general surgeon practicing with Kneibert Clinic, Poplar Bluff, Missouri for more than the past five years. He is a Director of Commerce Bank of Poplar Bluff, 686 Real Estate Partnership, serves on the Board of Directors of MOMEDICO and is a past President of MSMA.

  7. R.J. King, who retired in 1979, was previously a general insurance agent and owner of King Insurance Agency for more than five years. He now serves as a Director of MOMEDICO and is a former member of the Missouri House of Representatives.

 8. Dr. Linville prior to retirement, had been in the private practice of medicine as a general surgeon practicing in Kansas City, Missouri for more than the past five years. He has served as Chairman of the Board of MOMED Holding Co. and MOMEDICO since December 10, 1993. He is a member of the Executive Committee.

 9. Dr. Matthews prior to retirement, had been in private practice of medicine as an internist in Jefferson City, Missouri for more than the past five years. He serves on the Board of Directors of MOMEDICO and is a the past President of MSMA, and past Chairman of MSMA Legislative Committee.

10. Dr. Darnell has been engaged in the private practice of orthopaedic surgery as an associate with Dickson-Diveley Midwest Orthopaedic Clinic, Incorporated in Kansas City, Missouri for more than the past five years. He serves on the Board of Directors of MOMEDICO and is the past President of the Kansas City Orthopaedic Society, past-chairman of the Department of Orthopaedic Surgery at St. Lukes Hospital, is an Associate Professor of surgery with the Division of Orthopaedic Surgery at the University of Missouri-Kansas City School of Medicine and a member of the American Academy of Orthopaedic Surgeons.

11. Dr. Russell has been in the private practice of medicine as an orthopaedic surgeon for more than the past five years. He is the Chief Financial Officer of Momed Holding Co. and MOMEDICO and serves on the Board of Directors of MOMEDICO. He is President of Great Rivers Holding Co. an insurance holding company and is a past President of the Orthopaedic Society.

12. Dr. Stokes prior to retirement, had been in the private practice of medicine as a surgeon in St. Louis County, Missouri for more than the past five years. He is chairman of the Audit Committee, Secretary, Treasurer and Chief Accounting Officer of Momed Holding Co. and MOMEDICO and serves on the Board of Directors of MOMEDICO. He is a past President of the St. Louis Metropolitan Medical Society and a past President of MSMA.

13. Dr. Gibbons has been in the private practice of medicine as an anesthesiologist for more than the past five years. He serves on the Board of Directors of MOMEDICO and is Medical Director of Surgicenter of Johnson County, Councilor, District VII of MSMA and an AMA Delegate.

14.  Dr. Payne has been in the private practice of medicine as a
     plastic and general surgeon for more than the past five years.   She
     serves on the Board of Directors of MOMEDICO and is assistant professor, Department of Plastic Surgery, St. Louis University School of Medicine, Chief of Department of Plastic Surgery, John Cochran Veteran's Hospital, a member of the Board of Directors of NewCo Enterprises, Inc., St. Charles, MO, and a Councilor of MSMA.

15. Dr. Dyer has been in the private practice of dermatology in St. Joseph, Missouri for more than the past five years. He serves on the Board of Directors of MOMEDICO and is a past president of MSMA, Missouri Dermatological Society, Missouri University Medical School Foundation, Kansas City Dermatological Society, and Buchanan County Medical Society. Vice Chairman and Associate Counselor, Missouri Dermatology Section, Southern Medical Association, past Missouri State Chairman, Leaders Society Campaign, Dermatology Foundation.

16. Mr. Hollrah joined the Company in September 1990, as Vice President of Finance and Administration. He was promoted to the position of Executive Vice President in September, 1992. Prior to September 1990, Mr. Hollrah was a principal and stockholder of the firm of Mortland & Co., P.C., Certified Public Accountants since February 1977.

17.  Mr. Oldham was promoted to Vice President of Claims/Field
     Services with MOMEDICO in October 1989 and prior to that was Assistant to the President since April, 1988. Prior to April 1988, Mr. Oldham was employed by AVEMCO Aviation Insurance Company, as Vice President of Claims since December, 1980.

18.  Ms. Walsh was promoted to Assistant Vice President of
     Underwriting with MOMEDICO on January 15, 1992 and prior to that was Senior Underwriter since 1988 and was the underwriter since April 22, 1985.

19. Mrs. Wolterman was promoted to Vice President of Marketing and
    Risk Management on February 1, 1996, prior to that she was Assistant Vice President of Marketing from July 26, 1995 and prior to that she was Marketing Director from August 1, 1985. She has been employed by the Company since July 26, 1982.

    (f) Involvement in Certain Legal Proceedings
       None of the Directors or Officers identified in paragraphs (a) and (b) of this Item have been involved in any legal proceedings required to be disclosed herein.

Item 11.  Executive Compensation

      (a) General
The registrant qualifies as a "small business issuer," as defined by item 10(a)(1) of Regulation S-B.

          (b) Summary Compensation Table

                                     Summary Compensation Table
                                               Long-Term Compensation
              Annual Compensation Awards                     Payouts





Name and                             Other   Restricted                 All
Principal                            Annual     Stock   Options/  LTIP   other
Position  Year   Salary    Bonus     Compens.   Awards    SARs   Payouts Comp.

Richard V.
 Bradley, M.D.

President &
 Chief Executive
 Officer
    1995       $208,573    0           0           0       0        0          0
    1994       $202,479    0           0           0       0        0          0
    1993       $196,511    0           0           0       0        0          0
Kriete
 Hollrah

Executive Vice
 President
    1995       $121,638    0           0           0       0         0         0
    1994       $111,175    0           0           0       0         0         0



(c) Option/SAR Grants Table
(1) The Registrant has no option/SAR programs for executive officers.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table
                  None

(e) Long-Term Incentive Plan ("LTIP") Awards Table
                  None


(g) Compensation of Directors
Directors receive an annual retainer of $1,000 per year plus a fee of $500 per meeting, plus reimbursement of expenses incurred in attending meetings concerning Company business. There are no other forms of director compensation.


(h) Employment Contracts and Termination of Employment and Changes in Control Arrangements
The Registrant has entered into a contract with Bradley DeMonbrun, Ltd. for the services of its President and Chief Executive Officer. The rate of compensation is reviewed and approved annually by the Board of Directors.

In the event the Registrant is acquired by purchase of its assets or controlling shares and the services of the President and Chief Executive Officer are not retained, Bradley DeMonbrun, Ltd. shall receive monthly compensation for the term of the agreement then in effect.

(i) Report on Repricing of Options/SAR's

The Registrant has no options or SAR programs for executive officers.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

       (a) Security Ownership of Certain Beneficial Owners as of December 31, 1995.

    (1)                                  (2)         (3)              (4)
                        Name and Address         Amt & Nature
Title of             of Beneficial           of Beneficial        Percent
  Class                   Owner                  Owner(4)          of Class

Class A Common (3)

                    Missouri State Medical Assoc.  72,555 (1)       9.8%
                    Jefferson City, MO

                    Richard V. Bradley, M.D.       40,956           5.5%
                    St. Louis, MO

                    Leonard L. Davis, M.D.         39,186           5.3%
                    Mexico, MO

                    Thomas J. Cooper, M.D.         37,593           5.1%
                    St. Louis, MO

                    Garth S. Russell, M.D.         47,733           6.5%
                    Columbia, MO

                    CEDE & Company                 52,077           7.0%
                    New York, NY

                    Missouri Medical Ins. Co.      60,144 (2)       8.1%
                    St. Louis, MO

(1) Missouri State Medical Association exchanged 100% of the Class B common stock on August 16, 1994 for Class A common stock, and MSMI, a wholly owned subsidiary, owns 12,000 Class A common shares.

(2)        The registrant holds these shares as treasury shares.

(3) The registrant knows of no other persons or groups that have beneficial ownership of more than 5% of the Class A common stock as of December 31, 1995.

(4) Adjusted for three-for-one stock split payable to holders of record on November 8, 1995.





          (b)Security Ownership of Management.

     Title of                 Amount of Nature of
      Class                  Beneficial Ownership           Percent of Class

Class A Common:
     (Name)

Richard V. Bradley, M.D.       40,956                                 5.54%

Thomas J. Cooper, M.D.         37,593                                 5.08%

Dale E. Darnell, M.D.           3,600                                  .49%

Leonard L. Davis, Jr., M.D.    39,186                                 5.30%

Gary A. Dyer, M.D.              3,000                                  .41%

H. Peter Ekern, M.D.              450                                   *

Robert T. Gibbons, Jr., M.D.      300                                   *

Eugene T. Hansbrough, M.D.      6,000                                  .81%

Kriete Hollrah                 11,562                                 1.56%

R.J. King                       6,750                                  .91%

Norman P. Knowlton, III, M.D.     300                                   *

Howard E. Linville, M.D.        3,000                                  .41%

John I. Matthews, M.D.         19,719                                 2.67%

Russell L. Oldham               3,420                                  .46%

Meredith J. Payne, M.D.           300                                   *

Garth S. Russell, M.D.         47,733                                 6.45%

James M. Stokes, M.D.             600                                   *

Patricia J. Walsh                 150                                   *

Kimberly A. Wolterman             525                                   *

All directors and officers
  as a group (19 persons)     225,144                                30.44%

*Less than 1/10th of 1%.

      (c)Changes in Control.

              None
Item 13.  Certain Relationships and Related Transactions.

              None

                                                         PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  The following documents are filed as a part of this report.

  1.       Financial Statements:
           Consolidated Balance Sheets, December 31, 1995 and 1994 Consolidated Statements of Operations, for the years ended
              December 31, 1995, 1994, and 1993.
           Consolidated Statements of Stockholders' Equity, for the years ended December 31, 1995, 1994 and 1993.
           Consolidated Statements of Cash Flows, for the years ended
             December 31, 1995, 1994, and 1993.
           Notes to Consolidated Financial Statements.


          Independent Auditors' Report
             (All incorporated herein by reference to pages 18 through 28 of the 1995 annual report to stockholders.)

 2.       Financial Statement Schedules:
          Schedule II - Condensed Financial Information of Registrant.
          Schedule III - Supplementary Insurance Information
          Schedule IV - Reinsurance
          Schedule VI - Supplemental Information Concerning
                        Property-Casualty Insurance Operations
         (All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto).

 3.       Exhibits - Securities Exchange Act of 1934 - 10-K:

          (3)     Articles of Incorporation and By-Laws
          (13)    1995 Annual Report to Stockholders
          (21)    Subsidiaries of the Registrant
          (24)    Power of Attorney
          (27)    Financial Data Schedule
          (28) Information from reports furnished to state insurance regulatory authorities.

      (b)     Reports on Form 8-K

        There were no reports required to be filed on Form 8-K during the fourth quarter of 1995.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       MOMED HOLDING CO.
                                                       (Registrant)


                                           BY    Richard V. Bradely, M.D.
                                                 Richard V. Bradley, M.D.
                                                 President


Date:  March 29, 1996



                                              INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
MOMED Holding Co.

Under date of March 8, 1996, we reported on the consolidated balance sheets of MOMED Holding Co. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed in Item
14. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 of the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" in 1994. Also, as discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in 1993.



                                KPMG Peat Marwick LLP
St. Louis, Missouri
March 8, 1996


                                                                SCHEDULE II

                                           MOMED HOLDING CO.
                               Condensed Financial Information of Registrant
                                      Condensed Balance Sheets
                                     December 31, 1995 and 1994

                                                      1995            1994
ASSETS

Assets                                           $    33,491         207,924

 Short-term investments                              277,430           ---
 Investment real estate net of depreciation
   of $36,480 in 1995 and $36,616 in 1994            156,392         216,303
 Investment in subsidiaries, at equity            16,813,898       9,807,940
 Land, building, and equipment, at cost
  less accumulated depreciation
  of $95,890 in 1995 and $66,634 in 1994             785,406         799,019
 Other assets                                        431,563         292,809
     Total assets                                $18,498,180      11,323,995


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Accounts payable                                 12,129           8,579
     Mortgages payable                               693,643         799,640
     Other liabilities                               177,523          77,100

          Total liabilities                          883,295         885,319

Class C Non-voting Common Stock $1.00 par
   value, redeemable,
   authorized and issued 24,185                      600,000         600,000


Stockholders' equity:

  Class A Common Stock, $1 par value                 739,584         246,528
  Additional paid in capital                         852,504       1,345,560
  Unrealized appreciation (depreciation)
   of fixed maturity investments and
   equity securities of subsidiary,
   net of tax                                      1,818,080      (1,281,104)

Retained earnings                                 13,655,007       9,577,982

                                                  17,065,175       9,888,966
Class A treasury shares at cost, 67,530
  shares in 1995 and 22,510 shares in 1994           (50,290)        (50,290)

Total stockholders' equity                        17,014,885        9,838,676
Total liabilities & stockholders equity          $18,498,180       11,323,995

     See Notes to Consolidated Financial Statements.


                                                                SCHEDULE II
                                             MOMED HOLDING CO.
                               Condensed Financial Information of Registrant
                                     Condensed Statements of Operations
                                        Years Ended December 31,





                                               1995        1994      1993

Revenues                                  $2,624,571   2,558,040    2,593,816
General and administrative expenses        2,398,651   2,366,422    2,373,977
Earnings before income tax (expense)
 and equity in net earnings
  (loss) of subsidiaries                     225,920     191,618      219,839
Income tax (expense) benefit                 (86,052)    (54,980)      62,092
Earnings before equity in net earnings
 (loss) of subsidiaries                      139,868     136,638      281,931
Equity in net earnings (loss) of
  subsidiaries, net of taxes               3,937,157   1,576,501     (700,470)

Net earnings (loss)                       $4,077,025   1,713,139     (418,539)



See Notes to Consolidated Financial Statements.



                                                                SCHEDULE II

                                  MOMED HOLDING CO.
                    Condensed Financial Information of Registrant
                         Condensed Statements of Cash Flows
                             Years Ended December 31,


                                             1995         1994         1993

Cash flows from operating activities:
      Net earnings (loss)               $4,077,025      1,713,139   (418,539)
      Adjustments to reconcile net
       earnings to cash provided by
       operating activities:
      Equity in net (earnings) loss of
       subsidiaries                     (3,937,157)    (1,576,501)   700,470
      Other, net                            85,446        (22,208)  (141,022)

      Net cash provided by operating
        activities                         225,314        114,430    140,909
Cash flows from investing activities:
      Investment real estate purchased      ---            (7,530)     ---
      Purchase of land, building,
       and equipment                       (16,320)       (25,252)   (33,290)
      Net cash used by investing
       activities                          (16,320)       (32,782)   (33,290)


Cash flows from financing activities:
      Repayment of mortgage loans         (105,997)       (50,387)   (56,560)
      Stock exchange expenses               ---           (36,013)      ---

      Net cash provided (used) by
       financing activities               (105,997)       (86,400)   (56,560)

      Net increase(decrease) in cash       102,997         (4,752)    51,059

      Cash and short term investments
        at beginning of year               207,924        212,676    161,617
      Cash and short-term investments
        at end of year                   $ 310,921        207,924    212,676


See Notes to Consolidated Financial Statements.


                                                     SCHEDULE III
                               MOMED HOLDING CO. AND SUBSIDIARIES

                               Supplementary Insurance Information

Col A       Col B               Col C          Col D       Col E     Col F

                               Future
                               Policy                       Other
           Deferred            Benefits                     Policy
           Policy              Losses                       Claims &
           Acquisition         Claims &      Unearned       Benefits  Premium
Segment    Cost                Loss Exp.     Premiums       Payable   Revenue


Year ended
 12/31/93
 Medical
 Malpract. 159,078            59,569,371      5,946,430      -0-   10,645,733

Year ended
 12/31/94
 Medical
 Malpract. 146,503            58,764,316      6,343,858      -0-   10,539,879

Year ended
 12/31/95
 Medical
 Malpract. 154,955            54,903,753      6,553,559      -0-   11,666,363



           Col G             Col H          Col I       Col J      Col K


                           Benefits        Amortization
                           Claims          of Deferred
           Net             Losses &           Policy      Other
         Investment        Settelment      Acqusition     Operating  Premiums
         Income            Expenses          Cost         Expenses    Written





Year ended
 12/31/93
 Medical
 Malpract.  3,641,198      14,438,684       663,284     1,871,435  11,758,362

Year ended
 12/31/94
 Medical
 Malpract.  3,952,945       9,978,065       655,469     1,914,680  10,942,885

Year ended
 12/31/95
 Medical
 Malpract.  4,236,391      10,733,726       676,659     1,879,450  11,935,666

See accompanying independent auditors' report.

                                                    SCHEDULE IV

                               MOMED HOLDING CO. AND SUBSIDIARIES
                                       REINSURANCE

   Column A         Column B   Column C    Column D    Column E    Column F
                                Ceded to   Assumed                 Percentage
                      Gross      Other     From Other   Net        of Amount
                       Amt    Companies    Companies   Amount   Assumed to Net


Year ended December
  31, 1993:
 Life Ins. Inforce    -0-       -0-             -0-       -0-          -0-

PREMIUMS

  Life Insurance      -0-       -0-             -0-       -0-          -0-
  Accident &
    Health Ins.       -0-       -0-             -0-       -0-          -0-
  Property & Liab
      Ins.        12,489,962   731,600           -0-    11,758,362     -0-
  Title Ins.         -0-        -0-              -0-      -0-          -0-

  Total Premiums  12,489,962   731,600           -0-    11,758,362     -0-

Year ended December
  31, 1994:
 Life Ins. Inforce  -0-         -0-              -0-      -0-          -0-

PREMIUMS

  Life Insurance    -0-         -0-              -0-      -0-           -0-
  Accident &
    Health Ins.     -0-         -0-              -0-      -0-           -0-
  Property & Liab
      Ins.      13,032,021    2,089,136          -0-   10,942,885       -0-
 Title Ins.         -0-         -0-              -0-      -0-           -0-

 Total Premiums 13,032,021    2,089,136          -0-   10,942,885       -0-


Year ended December
   31, 1995:
 Life Ins. Inforce -0-           -0-             -0-        -0-          -0-

PREMIUMS

  Life Insurance   -0-           -0-             -0-        -0-          -0-
  Accident &
    Health In      -0-           -0-             -0-        -0-          -0-
  Property & Liab
      Ins.    12,598,948       663,282           -0-     11,935,666      -0-
  Title Ins        -0-           -0-             -0-        -0-          -0-

Total Premiums 12,598,948      663,282           -0-     11,935,666      -0-

  See accompanying independent auditors' report.

                                                    SCHEDULE VI
                                MOMED HOLDING CO. AND SUBSIDIARIES
                                   Supplemental Information


Col A            Col B           Col C            Col D     Col E     Col F

                                                Discount
               Deferred       Reserve           if any
Affiliation     Policy         for Clms          Deduct
with         Acquisition      Adjust.           in Col     Unearned   Earned
Registrant      Cost          Expense             C        Premium    Premium

Year ended
 12/31/93
 Medical
 Malpract.    159,078      59,569,371        5,946,430      -0-    10,645,733

Year ended
 12/31/94
 Medical
 Malpract.    146,503      58,764,316        6,343,858      -0-    10,539,879

Year ended
 12/31/95
 Medical
 Malpract.   154,955       54,903,753        6,553,559      -0-    11,666,363


             Col G          Col H              Col I       Col J     Col K

                        Claims & Claim       Amrt.
                        Adjustment Exp.     of Def          Paid
              Net      Incurred Related      Pol            Claims
             Invest.         to             Acqst.          & Claim  Premiums
             Income     (1)     (2)          Cost           Adj Exp   Written
                       Cr Yr   Prior Yr

Year ended
 12/31/93
 Medical
 Malpract.  3,641,198 14,608,751  -170,067   663,284    8,375,901  11,758,362

Year ended
 12/31/94
 Medical
 Malpract.  3,952,945  11,384,334 -1,407,269 655,469    9,964,373  10,942,885

Year ended
 12/31/95
 Medical
 Malpract.  4,236,391 15,186,892  -4,453,166 676,659   11,144,678  11,935,666

See accompanying independent auditors' report.


                                                             EXHIBIT INDEX

    ( 3)             Article of Incorporation and By-Laws (20-49)

    (13)             1995 Annual Report to Stockholders (50-81)

    (21)             Subsidiary of the Registrant (82)

    (24)             Power of Attorney (83-84)

    (27)             Financial Data Schedule (85)

    (28) Information from Reports Furnished to State Insurance Regulatory Authorities (86-87)