Form 10-Q
period 1996-03-31
MOMED HOLDING CO
filed 1996-05-13
CIK 315845

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended  March 31, 1996 Commission File #   2-67099


                          Momed Holding Company
 (Exact name of registrant as specified in its charter)

                MISSOURI                             43-1473496

(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)


 8630 Delmar Blvd., Suite 100, St. Louis  MO                 63124

Registrant's telephone number, including area code:      314-872-
8000


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

     Class C Non-Voting Common Stock 24,185  Class A Common Stock
739,584

        Part I Financial Information Financial Statements
                      Momed Holding Company
              Unaudited Consolidated Balance Sheets
              March 31, 1996 and December 31, 1995

           Assets                     1996             1995
Investments (Note 1)              $70,727,123      $71,774,201
Cash                                        0           89,917
Accrued investment income           1,160,540        1,022,768
Premiums receivable                   389,956          419,122
Reinsurance recoverable on paid and
  unpaid losses net of $9,547,735
  in 1996 and $10,262,344 in 1995 of
  reinsurance premiums attributed
  to unpaid losses recoverable      2,847,560        2,791,317
Prepaid reinsurance premiums          651,651          599,434
Prepaid taxes                       1,140,235        1,140,235
 Deferred policy acquisition cost     156,408          154,955
Building, furniture and equipment at
  cost less accumulated depreciation
  of $457,936 in 1996 and $444,113
  in 1995                             838,062          851,402
Other assets                          246,133          229,164

Deferred income taxes               2,540,216        2,202,678
         Total assets             $80,697,884      $81,275,193


               Liability and Stockholder's Equity
Loss & loss adjustment
  expenses (Note 2)               $54,809,857      $54,903,753
Unearned premiums                   6,671,391        6,553,559
Accounts payable & accrued expenses   979,206        1,025,060
Reinsurance premiums payable                0          221,200
Mortgage payable                      681,533          693,643
Accrued Federal income tax            212,593          263,093

         Total liabilities        $63,354,580      $63,660,308
Class C, Non-voting Common Stock
  $1.00 par value, authorized 24,185
  shares, issued and outstanding
  shares  24,185 (Note 5)             600,000         600,000
Stockholder's Equity (Note 6):
  Class A Common Stock, $1.00 par
    value, authorized 1,000,000 shares
    issued and outstanding 739,584
    shares in 1996 and 1995           739,584         739,584
  Additional Paid-In Capital          852,504         852,504
  Unrealized appreciation (depreciation)
    of fixed maturity investment and
    equity securities, net of tax     763,732       1,818,080
  Retained earnings                14,437,774      13,655,007
                                   16,793,594      17,065,175
  Less Cost of 67,530 shares of
    Class A common held in
    Treasury in 1996 and 1995         (50,290)        (50,290)
       Total stockholders' equity  16,743,304      17,014,885
       Total liabilities and
           stockholders equity    $80,697,884     $81,275,193

                     Momed Holding Company
         Unaudited Consolidated Statements of Operations
                   For the Three Months Ended
                March 31, 1996 and March 31, 1995

                               March 31, 1996       March 31, 1995


                                     Three             Three
                                     Months           Months
Revenues:
   Net premiums earned             $ 2,707,927    $2,886,625
   Net investment income             1,061,887     1,030,943
   Realized gains on investments        20,552       125,953
   Other                                27,565        24,322
     Total Revenues                  3,817,931     4,067,843

Expenses:
   Losses and loss
     adjustment expenses             2,121,421     3,331,638
   Policy acquisition cost             146,876       167,686
   Other underwriting expenses         437,978       446,509
   Interest expense                     23,777        15,730
     Total Expenses                  2,730,053     3,961,563


    Earnings (loss) before
    income taxes                     1,087,878       106,280

Provision for income taxes
   Current                              99,500         2,000
   Deferred                            205,611        24,385
                                       305,111        26,385

Net Earnings                       $   782,767    $   79,895
Earnings (loss) per data:

   Earnings per share             $      1.16   $     .12

Earnings per share based on average
  shares outstanding (Note 4 )         672,054       672,054

                      Momed Holding Company
         Unaudited Consolidated Statements of Cash Flows
                   For the Three Months Ended
                March 31, 1996 and March 31, 1995

                                               1996         1995

Cash flows from operating activities:
Net earnings                                $  782,767 $    79,895
Adjustments to reconcile net income to net
  cash provided from operating activities:

Changes in:
Accrued investment income                     (137,773)   ( 44,322)
Premiums receivable                             29,166    (391,875)
Reinsurance recoverable on paid and unpaid
      losses                                   (56,243)  1,091,475
Reserve for losses and loss adjustment exp.    (93,896) (1,126,384)
Prepaid reinsurance premiums                   (52,217)    (83,079)
Unearned premiums                              117,832     238,996

Accounts payable and accrued expenses          (45,854)    140,952
Reinsurance premiums payable                  (221,200)    (47,397)
Deferred policy acquisition costs               (1,453)    (28,669)
Deferred income taxes                          205,611    (269,159)
Other assets                                   (16,969)      3,480
Prepaid taxes                                    ---       293,545
Accrued Income Taxes                           (50,500)    (65,000)
Depreciation of building, furniture
 and equipment                                  15,676      18,862
Amortization of premiums on bonds               16,331      20,588
Net realized investment gains                  (20,552)   (125,953)
Net cash provided (used) by operating
  activities                                   470,727    (294,045)

Cash flows from investing activities:

  Due from broker                                ---    (3,094,440)
Proceeds from investments sold or matured    1,630,968   4,213,370
Purchase of bonds and stocks                (4,208,518) (1,156,465)
Purchase of property and equipment                (484)     (3,549)
Net cash (used) provided from investing
  activities                                (2,578,034)    (41,084)
Cash flows from financing activities:
Decrease in mortgage payable                   (12,110)    (12,626)
Net cash (used) by financing activities        (12,110)     12,626
Net increase (decrease) in cash and short-term
  investments                               (2,119,417)   (347,755)
Cash and short-term investments at beginning
  of period                                  4,513,380   1,738,752
Cash and short-term investments at end of
  period                                    $2,393,963 $ 1,390,997


                                        Momed Holding Company
                  Unaudited Consolidated Statements of Changes in Stockholders' Equity
                        For Three Months Ended March 31, 1996 and March 31, 1995

                                                 Unrealized
                                                Appreciation
                                               (Depreciation)
                                                   of Fixed
                                                   Maturity                                     Total
                                    Additional   Investments                                    Stock-
                          Common     Paid-in      and Equity       Retained      Treasury      holders'
                         Class A     Capital      Securities       Earnings       Stock        Equity
Balance at 12/31/94    $ 246,528    $1,345,560   $(1,281,104)    $ 9,577,982    $(50,290)   $ 9,838,676

Net earnings                                                          79,895                     79,895

Unrealized
 appreciation
 (depreciation) of:
 Fixed maturity
  investments                                        990,059                                    990,059
 Equity Securities                                   100,698                                    100,698

Balance at 3/31/95     $ 246,528    $1,345,560   $  (190,347)    $ 9,657,877    $(50,290)  $ 11,009,328

Balance at 12/31/95    $ 739,584     $ 852,504   $ 1,818,080     $13,655,007    $(50,290)  $ 17,014,885

Net earnings                                                         782,767                    782,767

Unrealized
 appreciation
 (depreciation) of:

 Fixed maturity
  investments                                     (1,106,094)                                (1,106,094)
 Equity Securities                                    51,746                                     51,746

Balance at 3/31/95     $ 739,584    $  852,504   $   763,732     $14,437,774    $(50,290)  $ 16,743,304

                      Momed Holding Company
           Notes to Consolidated Financial Statements
                            Unaudited
                        March 31, 1996
1.Investments:
The following table summarizes the company's investments at March 31, 1996 and December 31, 1995. Fixed maturity investments are classified as available for sale and reported in the financial statements at fair market value, with the unrealized gains (losses) excluded form earnings and reported as a separate component of stockholders equity pursuant to the provision of FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities. Equity securities are carried at market value for each period.


                                                 Amount
                                                at which
                                   Estimated    shown in      Gross      Gross
                                     Market   the balance  unrealized unrealized
Type of Investments       Cost       Value       sheet        gains     losses

March 31, 1996:
Fixed maturities      $64,509,549  64,883,508  64,883,508   1,137,054    763,09
Equity securities       2,511,900   3,295,112   3,295,112     891,818    108,60
Investment Real Estate    154,540     154,540     154,540       ---         ---
Short-term investments  2,393,963   2,393,963   2,393,963       ---         ---

  Total Investments   $69,569,952  70,727,123  70,727,123   2,028,872    871,701


December 31, 1995:

Fixed maturities      $62,117,379  64,167,237  64,167,237   2,288,499    238,641
Equity securities       2,322,300   3,027,109   3,027,109     818,556    113,747
Investment Real Estate    156,392     156,392     156,392       ---         ---
Short-term investments  4,423,463   4,423,463   4,423,463       ---         ---

  Total Investments   $69,019,534  71,774,201  71,774,201   3,107,055    352,388


2.Losses and Loss Adjustment Expenses:
The Company retains the services of an independent actuary to analyze the Company's reserves for losses and loss adjustment expenses on a quarterly basis. Due to the inherent risk involved in projecting ultimate cost for losses and loss adjustment expenses for long tail lines of business, such as medical malpractice, the Company would anticipate that the ultimate cost to settle claims will vary from the amounts provided in the accompanying financial statements.

3.Cash and Short-term Investments:
Cash and short-term investments, as reported in the statement of cash flows represents cash and cash investments with maturity dates of ninety days or less.

                      Momed Holding Company
           Notes to Consolidated Financial Statements
                            Unaudited
                         March 31, 1996

4.Average Shares Outstanding:
Average shares outstanding at March 31, 1996 and March 31, 1995 were 672,054 after giving effect to a three-for-one stock split to shareholders of record on November 8, 1995.

5.Class C Non-Voting Common Stock:
The Class C non-voting common stock was issued to Missouri State Medical Association (MSMA) in connection with the exchange of Class B common stock for Class A common stock. MSMA shall have an option to sell the Class C shares and the Company shall be required to purchase such shares at a per share consideration of $24.81, with the aggregate cash consideration not to exceed $600,000.

Period             No. of Shares     Amount

August 16, 1994
to August 15, 1995     4,031         $100,009

August 16, 1995
to August 15, 1996     4,031         $100,009

August 16, 1996
to August 15, 1997     8,062         $200,018

August 16, 1997 and
     after             8,061         $199,964
                      24,185         $600,000

6.Subsequent Events
On February 2, 1996, the Company signed a letter of intent with MAIC Holdings, Inc., of Birmingham, Alabama, wherein MOMED Holding Co. would enter into negotiations to become a wholly owned subsidiary of MAIC. The letter of intent with MAIC Holdings, Inc. states that the Company will continue to operate from its current location with the same management and employees, while providing additional products and services to be marketed by MOMEDICO. The proposed transaction requires approval by the Board of Directors, Shareholders and the appropriate regulatory authorities and is subject to the completion of Due Diligence and Definitive Agreements.

In the opinion of management, the accompanying financial statements reflect all adjustments necessary to a fair statement of the results for the interim period presented.


 Management's Analysis of Consolidated Quarterly Income
Statements

Liquidity and Capital Resources:

At March 31, 1996 and December 31, 1995, the Company had invested assets of $70,727,123 and $71,774,201 which is 87.6 percent and
88.3 percent of total assets at each period end. On January 1, 1994, the Company implemented the provision of FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" which requires that fixed maturity investments be reported at fair value in the financial statements. The Company's fixed maturity investments have been classified as available for sale and reported at their fair value which is $373,959 more than amortized cost at March 31, 1996. The market value of investments is $1,157,171 more than cost or amortized cost at March 31, 1996. The Company feels that it has sufficient invested assets to meet both its short-term and long-term capital requirements. In addition, the Company has entered into various reinsurance agreements to protect itself against significant decreases in invested assets.

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

Payments to reinsurers under contracts effective July 1, 1988 and subsequent have been by quarterly deposits as follows:

       July 1, 1988 through June 30, 1990,     $775,000
       July 1, 1990 through June 30, 1991,     $687,500
       July 1, 1991 through June 30, 1994,     $400,000
       July 1, 1994 through June 30, 1996      $267,000 (for 6
                                                quarterly payments)

As of March 31, 1996, the Company had fixed maturity investments in the amount of $64,883,508 with an average date to maturity of approximately 5.85 years. All bonds are "A-" rated or higher, except for one bond with a book value of $499,874 which is rated BBB. Further, the Company has no investment in high yield or non-investment grade securities. Short-term investments totaling $2,393,963 are expected to provide sufficient liquidity for payment of losses and loss adjustment expenses.

On December 6, 1993, the NAIC adopted a risk-based capital "RBC" model for the property and casualty insurance industry, which was implemented in 1994. This model applies to virtually all property and casualty insurance companies and mandates certain minimum capital requirements, based on the underwriting, investment, and other business risks inherent in an individual insurer's operations. The first Company Action Level takes place when a property and casualty insurance company's adjusted actual statutory surplus is equal to 90.0% of it RBC requirement. Under this event, the insurer's management is required to file and obtain approval of a comprehensive financial plan for improving its RBC. Based on the "RBC" model adopted on December 6, 1993, by the NAIC the Company's statutory capital and surplus at December 31, 1995 exceeded all regulatory requirements.

The Company anticipates capital expenditure of approximately
$50,000 for furniture and data processing equipment during 1996.

Revenues:
Premium earned for the quarter decreased approximately 13.1% from the fourth quarter of 1995, due primarily to a significant decrease in actuarially projected reinsurance premiums payable during the fourth quarter of 1995. Premiums earned for the quarter ended March 31, 1996 decreased by 6.2% from the quarter ended March 31, 1995. This decrease is attributed to a 2.7% decrease in premiums inforce from March 31, 1995 to March 31, 1996, and changes in reinsurance premiums ceded.

Investment Income:
Net investment income for the first quarter of 1996 decreased approximately 2.7% from the fourth quarter of 1995. This is attributed primarily to the sale or maturity of $4,000,000 of par value bonds with coupon rates of 6.0% or higher during the fourth quarter of 1995. These funds were held in a money market account which was yielding approximately 5.0% during the first half of the quarter ended March 31, 1996. Net investment income increased approximately 3.0% over the first quarter of 1995 due primarily to the increase in invested assets of 8.9%, based on cost or amortized cost between March 31, 1996 and March 31, 1995.


Expenses:

The Company's provision for loss and loss adjustment expenses as of March 31, 1996 and December 31, 1995 is based upon MOMEDICO's experience. The percentage of losses and loss adjustment expenses to net earned premiums at March 31, 1996 is 78.3% compared to 92.0% for the year 1995. The percentage for the quarter ended March 31, 1995 was 115.4% The decrease between March 31, 1996 and the results for the year 1995 and the quarter ended March 31, 1995, arise primarily from the continuing decline in frequency of reported claims and favorable development of claim reserves of prior accident years.

Policy acquisition costs as a percent of premiums earned were 5.4% and 5.8% for the periods ended March 31, 1996 and March 31, 1995, respectively. The percentage for the fourth quarter of 1995 was 5.5% The change in policy acquisition cost as a percent of earned premiums results primarily from changes in underwriting expenses and commission arrangements.

Other operating expenses decreased approximately 1.9% from the quarter ended March 31, 1995 and is attributed to normal fluctuations in the utilizations of supplies and services in the day-to-day operations of the business. Other operating expenses for the first quarter of 1996 increased approximately 4.8% over the fourth quarter of 1995, and results primarily from increases in accounting and actuarial services and travel during the first quarter of 1996 compared to the fourth quarter of 1995.

Part II - Other Information

       Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits - Securities Exchange Act of 1934-10Q:

       None

       (b)  Reports on Form 8-K

       There were no reports required to be filed on Form 8-K during the first quarter of 1996.

                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOMED HOLDING COMPANY


DATE  5/13/96            Richard V. Bradley, M.D. President


DATE  5/13/96            James M. Stokes, M.D.,