Form 10-Q
period 1996-06-30
MOMED HOLDING CO
filed 1996-08-15
CIK 315845

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended  June 30, 1996 Commission File number 2-67099


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

             Part I Financial Information Financial Statements
                           Momed Holding Company
                   Unaudited Consolidated Balance Sheets
                    June 30, 1996 and December 31, 1995

           Assets                          1996                1995

Investments (Note 1)                   $71,135,373      $71,774,201

Cash                                       185,095           89,917

Accrued investment income                1,073,351        1,022,768

Premiums receivable                        236,963          419,122

Reinsurance recoverable on paid and
  unpaid losses net of $9,248,556
  in 1996 and $10,262,344 in 1995 of
  reinsurance premiums attributed
  to unpaid losses recoverable           2,869,737        2,791,317

Prepaid reinsurance premiums               493,649          599,434

Prepaid taxes                            1,140,235        1,140,235

Deferred policy acquisition cost           127,782          154,955

Building, furniture and equipment at
  cost less accumulated depreciation
  of $470,756 in 1996 and $444,113
  in 1995                                  831,955         851,402
Other assets                               210,987         229,164
Deferred income taxes                    2,706,811       2,202,678
         Total assets                 $ 81,011,938     $81,275,193


                    Liabilities and Stockholders' Equity

Loss & loss adjustment
  expenses (Note 2)                   $ 54,648,999     $54,903,753
Unearned premiums                        6,244,320       6,553,559
Accounts payable & accrued expenses      1,009,523       1,025,060
Reinsurance premiums payable                15,631         221,200
Mortgage payable                           667,334         693,643
Accrued Federal income tax                 529,093         263,093
         Total liabilities            $ 63,114,900     $63,660,308
Class C, Non-voting Common Stock
  $1.00 par value, authorized 24,185
  shares, issued and outstanding
  shares  24,185 (Note 5)                  600,000         600,000
Stockholders' Equity (Note 6)
  Class A Common Stock, $1.00 par
    value, authorized 1,000,000 shares
    issued and outstanding 739,584
    shares in 1996 and 1995                739,584         739,584
  Additional Paid-In Capital               852,504         852,504
  Unrealized appreciation (depreciation)
    of fixed maturity investment and
    equity securities, net of tax          400,180       1,818,080
  Retained earnings                     15,355,060      13,655,007
                                        17,347,328      17,065,175
  Less Cost of 67,530 shares of
    Class A common held in
    Treasury in 1996 and 1995              (50,290)        (50,290)
         Total stockholders' equity     17,297,038      17,014,885
         Total liabilities and
           stockholders' equity        $81,011,938     $81,275,193

                             Momed Holding Company
                Unaudited Consolidated Statements of Operations
                           For the Six Months Ended

                               June 30, 1996              June 30, 1995

                              Three         Six           Three        Six
                              Months       Months         Months      Months


Revenues:
   Net premiums earned     $ 3,031,381  $  5,739,308  $ 2,676,580  $ 5,563,205
   Net investment income     1,065,089     2,126,976    1,037,359    2,068,302
   Realized gains on
      investments               39,689        60,241      235,405      361,358
   Other                        34,977        62,542       30,324       54,646
     Total Revenues          4,171,136     7,989,067    3,979,668    8,047,511

Expenses:
   Losses and loss
     adjustment expenses     2,060,194     4,181,615    2,931,506    6,263,144
   Policy acquisition cost     169,278       316,154      167,337      335,023
   Other underwriting
     expenses                  556,377       994,355      528,391      974,900
   Interest expense             25,812        49,590       15,473       31,203
     Total Expenses          2,811,661     5,541,714    3,642,707    7,604,270

     Earnings before
     income taxes            1,359,475     2,447,353      336,961      443,241

Provision for income taxes
   Current                     421,500       521,000        8,000       10,000
   Deferred                     20,689       226,300       16,055       40,440
                               442,189       747,300       24,055       50,440

 Net earnings              $   917,286   $ 1,700,053  $   312,906  $   392,801


Earnings per share
    data:
   Earnings per share      $     1.36    $      2.53  $      .47  $        .58

Earnings per share based on
 average shares outstanding
 (Note 4)                      672,054       672,054      672,054       672,054

                             Momed Holding Company
                Unaudited Consolidated Statements of Cash Flows
                           For the Six Months Ended
                        June 30, 1996 and June 30, 1995

                                              1996       1995
[S]

Cash flows from operating
  activities:
  Net earnings                         $    1,700,053    392,801
  Adjustments to reconcile
    net income to net cash
    provided from operating activities:

  Changes in:
    Accrued investment
      income                                 (50,583)     80,402
    Premiums receivable                      182,159      32,785
    Reinsurance recoverable
       on paid and unpaid
       losses                                (78,420)  1,736,658
    Reserve for losses and loss
     adjustment exp.                         (254,754)(1,981,045)
    Prepaid reinsurance premiums              105,785     96,738
    Unearned premiums                        (309,239)  (156,555)
    Accounts payable and accrued expenses     (15,537)  (104,721)
    Reinsurance premiums payable             (205,569)  (246,403)
    Deferred policy acquisition costs          27,173      4,747
    Deferred income taxes                     226,300   (253,386)
    Other assets                               18,177      2,336
    Prepaid taxes                               ---      178,545
    Accrued income taxes                      266,000    (50,000)
  Depreciation of building, furniture
   and equipment                               30,348     36,267
  Amortization of premiums on bonds            26,287     41,700
  Net realized investment gains               (60,241)  (361,358)
Net cash provided (used) by
   operating activities                     1,607,939   (550,489)

Cash flows from investing activities:

  Due from broker                               ---    7,076,623
  Proceeds from investments sold
    or matured                              3,916,604     54,001
  Purchase of bonds and stocks             (8,569,047)(4,161,635)
  Purchase of property and equipment           (7,197)    (8,546)
  Net cash (used) provided from investing
    activities                             (4,659,640) 2,960,443

Cash flows from financing activities:
Decrease in mortgage payable                  (26,309)   (79,427)
Net cash used by
   financing activities                       (26,309)   (79,427)
Net increase (decrease) in cash and short-term
  investments                              (3,078,010) 2,330,527

Cash and short-term investments at beginning
  of period                                 4,513,380  1,738,752
Cash and short-term investments at end of
  period                                 $  1,435,370 $4,069,279

                                          Momed Holding Company
                  Unaudited Consolidated Statements of Changes in Stockholders' Equity
                          For Six Months Ended June 30, 1996 and June 30, 1995

                                               Unrealized                         Total
                                  Additional  Appreciation                        Stock-
               Common     Stock    Paid-in     of Equity      Retained   Treasury holders'
               Class A   Class B   Capital     Securities     Earnings    Stock   Equity

Balance at
12/31/94    $ 246,528 $   ---    $1,345,560 $(1,281,104)  $9,577,982   $(50,290) $9,838,676

Net earnings                                                 392,801                392,801

Unrealized
 appreciation
 (depreciation) of:


Fixed maturity
 investments                                  2,083,335                           2,083,335


Equity Securities                              113,985                              113,985


Balance at
6/30/95  $ 246,528 $   ---    $1,345,560    $  916,216   $ 9,970,783 $(50,290)  $12,428,797


Balance at
12/31/95   739,584 $   ---    $  852,504    $1,818,080   $13,655,007 $(50,290)  $17,014,885

Net earnings                                               1,700,053              1,700,053

Unrealized
 appreciation
 (depreciation of:
Fixed maturity
  investments                               (1,530,743)                          (1,530,743)
Equity Securities                              112,843                              112,843
Balance at
6/30/96  $ 739,584 $  ---     $ 852,504     $  400,180     $15,355,060 $(50,290)$17,297,038

                             Momed Holding Company
                  Notes to Consolidated Financial Statements
                                   Unaudited
June 30, 1996
1.     Investments:
The following table summarizes the company's investments at June 30, 1996 and December 31, 1995. Fixed maturity investments are classified as available for sale and reported in the financial statements at fair market value, with the unrealized gains (losses) excluded form earnings and reported as a separate component of stockholders equity pursuant to the provision of FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities. Equity securities are carried at market value for each period.

                                                Amount
                                               at which
                                  Estimated    shown in      Gross      Gross
                                    Market   the balance  unrealized unrealized
Type of Investments      Cost       Value       sheet        gains     losses

June 30, 1996:

Fixed maturities     $66,346,959  66,077,509  66,077,509     901,821  1,171,271
Equity securities      2,779,118   3,654,902   3,654,902     991,901    116,117
Investment Real Estate   152,687     152,687     152,687       ---        ---
Short-term investments  1,250,275  1,250,275   1,250,275       ---        ---

  Total Investments  $70,529,039  71,135,373  71,135,373   1,893,722  1,287,388


December 31, 1995:

Fixed maturities     $62,117,379  64,167,237  64,167,237   2,288,499    238,641
Equity securities      2,322,300   3,027,109   3,027,109     818,556    113,747
Investment Real Estate    156,392    156,392     156,392        ---       ---
Short-term investments  4,423,463  4,423,463   4,423,463        ---       ---

  Total Investments  $69,019,534  71,774,201  71,774,201   3,107,055    352,388


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

4.     Average Shares Outstanding:
Average shares outstanding at June 30, 1996 and June 30, 1995 were 672,054 after giving effect to a three-for-one stock split to shareholders of record on November 8, 1995.


5.     Class C Non-Voting Common Stock:
The Class C non-voting common stock was issued to Missouri State Medical Association (MSMA) in connection with the exchange of Class B common stock for Class A common stock. MSMA shall have an option to sell the Class C shares and the Company shall be required to purchase such shares at a per share consideration of $24.81, with the aggregate cash consideration not to exceed $600,000.

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


6.    Merger Agreement
On June 11, 1996, the Company signed an agreement and plan of merger with MAIC Holdings, Inc., of Birmingham, Alabama, wherein
MOMED Holding Co. would become a wholly owned subsidiary of MAIC.
The plan of merger with MAIC Holdings, Inc. provides that the Company will continue to operate from its current location with the same management and employees. The transaction still requires approval by the Board of Directors, Shareholders and appropriate regulatory authorities.

In the opinion of management, the accompanying financial statements reflect all adjustments necessary to a fair statement of the results for the interim period presented.

 Management's Analysis of Consolidated Quarterly Income Statements

Liquidity and Capital Resources:

At June 30, 1996 and December 31, 1995, the Company had invested assets of $71,135,373 and $71,774,201 which is 87.8 percent and
88.3 percent of total assets at each period end. On January 1, 1994, the Company implemented the provision of FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" which requires that fixed maturity investments be reported at fair value in the financial statements. The Company's fixed maturity investments have been classified as available for sale and reported at their fair value which is $269,450 less than amortized cost at June 30, 1996. The market value of all invested assets is $606,334 more than cost or amortized cost at June 30, 1996. The Company feels that it has sufficient invested assets to meet both its short-term and long-term capital requirements. In addition, the Company has entered into various reinsurance agreements to protect itself against significant decreases in invested assets.

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
      July 1, 1994 through June 30, 1995,     $266,667 (for 6
                                                       quarterly
                                                       payments)

As of June 30, 1996, the Company had fixed maturity investments in the amount of $66,077,509 with an average date to maturity of approximately 6.01 years. All bonds are "A-" rated or higher, except for three bonds with a book value of $2,483,441 of which two are rated BBB+ and one is BBB. Further, the Company has no investment in high yield or non-investment grade securities. Short-term investments totaling $1,250,275 are expected to provide sufficient liquidity for payment of losses and loss adjustment expenses.

On December 6, 1993, the NAIC adopted a risk-based capital "RBC" model for the property and casualty insurance industry, which will be implemented in 1994. This model will be applied to virtually all property and casualty insurance companies and will mandate certain minimum capital requirements, based on the underwriting, investment, and other business risks inherent in an individual insurer's operations. The first Company Action Level takes place when a property and casualty insurance company's adjusted actual statutory surplus is equal to 90.0% of it RBC requirement. Under this event, the insurer's management is required to file and obtain approval of a comprehensive financial plan for improving its RBC. Based on the"RBC" model adopted on December 6, 1993, by the NAIC the Company's statutory capital and surplus at December 31, 1994 exceeded all regulatory requirements.

The Company anticipates capital expenditure of approximately
$50,000 for furniture and data processing equipment during 1996.


Revenues:
Premium earned for the quarter increased approximately 11.9% from the first quarter of 1996, due primarily to a decrease in actuarially projected reinsurance premiums payable during the first and second quarters of 1996. Premiums earned for the quarter ended June 30, 1996 increased by 13.3% from the quarter ended June
30, 1995. This increase is also attributed to the decrease in reinsurance premiums payable which reduces reinsurance premiums ceded.


Investment Income:
Net investment income for the second quarter of 1996 increased approximately .3% from the first quarter of 1996. This is attributed primarily to an increase in invested assets of approximately $1,000,000 during the second quarter of 1996. Net investment income increased approximately 2.7% over the second quarter of 1995 due primarily to the increase in invested assets of 3.6%, based on cost or amortized cost between June 30, 1996 and June 30, 1995.


Expenses:

The Company's provision for loss and loss adjustment expenses as of June 30, 1996 and December 31, 1995 is based upon MOMEDICO's experience. The percentage of losses and loss adjustment expenses to net earned premiums at June 30, 1996 is 72.9% compared to 92.0% for the year 1995. The percentage for the quarter ended June 30, 1995 was 109.5% The decrease between June 30, 1996 and the results for the year 1995 and the quarter ended June 30, 1995, arise primarily from the continuing decline in frequency of reported claims and favorable development of claim reserves of prior accident years.

Policy acquisition costs as a percent of premiums earned were 5.6% and 6.2% for the periods ended June 30, 1996 and June 30, 1995, respectively. The percentage for the first quarter of 1996 was 5.4% The change in policy acquisition cost as a percent of earned premiums results primarily from changes in underwriting expenses and commission arrangements.

Other underwriting expenses increased approximately 2.0% from the quarter ended June 30, 1995 and is attributed to reorganization expenses incurred during the second quarter related to the proposed merger with MAIC Holdings, Inc. Other operating expenses for the second quarter of 1996 increased approximately 27.0% over the first quarter of 1996, and results primarily from reorganization expenses of $96,106 related to accounting and legal fees incurred in connection with proposed merger with MAIC Holdings, Inc. during the second quarter of 1996.

Part II - Other Information

Item 4.  Submission of Matter to Vote of Security Holders:

       a) Annual Meeting of Shareholders, May 3, 1996

       b) The following were elected as directors:

       Richard V. Bradley,MD       Norman Knowlton,III MD
       Dale E. Darnell, MD         Garth S. Russell, MD
       R.J. King

       Directors whose terms continued after the meeting:

       Thomas J. Cooper, MD        H. Peter Ekern,MD
       Leonard L. Davis, MD        Eugene T. Hansbrough,MD
       Gary A. Dyer, MD            John I. Matthews, MD
       Howard E. Linville, MD      Meredith J. Payne, MD
       James M. Stokes, MD

       c)  Election of KPMG Peat Marwick LLP as auditors:

       Votes:  For  538,116    Against  9,255    Abstain  5,400


       Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits - Securities Exchange Act of 1934-10Q:

       None

       (b)  Reports on Form 8-K

       There were no reports required to be filed on Form 8-K during the second quarter of 1996.

                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOMED HOLDING COMPANY


DATE   8/13/96           Richard V. Bradley, M.D., President

DATE   8/13/96           James M. Stokes, M.D.
                         Chief Accounting Officer