Form 10-Q
period 1996-09-30
MOMED HOLDING CO
filed 1996-11-13
CIK 315845

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1996 Commission File number 2-67099

                              Momed Holding Company

Exact name of registrant as specified in its charter)

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

Class A Common Stock 739,584

             Part I Financial Information Financial Statements
                           Momed Holding Company
                   Unaudited Consolidated Balance Sheets
                 September 30, 1996 and December 31, 1995

           Assets                          1996            1995

Investments (Notes 2)                  $72,650,059     71,774,201
Cash                                         ---           89,917
Accrued investment income                1,135,572      1,022,768
Premiums receivable                        131,159        419,122
Reinsurance recoverable on paid and
  unpaid losses net of $8,875,129
  in 1996 and $10,776,819 in 1995 of
  reinsurance premiums attributed
  to unpaid losses recoverable           3,316,083      2,791,317
Prepaid reinsurance premiums               520,376        599,434
Prepaid taxes                            1,140,235      1,140,235
Deferred policy acquisition costs          152,979        154,955
Building, furniture and equipment at
  cost less accumulated depreciation
  of $486,328 in 1996 and $428,843
  in 1995                                  816,383        851,402
Other assets                               210,120        229,164
Deferred income taxes                    2,580,718      2,202,678
         Total assets                  $82,653,684     81,275,193


                    Liability and Stockholder's Equity
Loss & loss adjustment
  expenses (Note 3)                    $54,652,390     54,903,753
Unearned premiums                        6,778,210      6,553,559
Accounts payable & accrued expenses        655,026      1,025,060
Bank overdraft                             127,039          ---
Reinsurance premiums payable               138,129        221,200
Mortgage payable                           654,812        693,643
Accrued Federal income taxes               839,624         63,093

         Total liabilities              63,845,230     63,660,308
Class C, Non-voting Common Stock
  $1.00 par value, authorized 24,185
  shares, issued and outstanding
  shares  24,185 (Note 6)                   -0-           600,000

Stockholder's Equity:
  Class A Common Stock, $1.00 par
    value, authorized 1,000,000 shares
    issued and outstanding 739,584
    shares in 1996 and 1995                739,584        739,584
  Additional Paid-In Capital               852,504        852,504
  Unrealized appreciation
   of fixed maturity investment and
    equity securities, net                 646,449      1,818,080
  Retained earnings                     16,620,207     13,655,007

                                        18,858,744     17,065,175

  Less Cost of 67,530 shares of
    Class A common held in
    Treasury in 1996 and 1995              (50,290)       (50,290)
         Total stockholders' equity     18,808,454     17,014,885

         Total liabilities and
           stockholders equity         $82,653,684     81,275,193

See accompanying notes to unaudited consolidated financial statements.

                             Momed Holding Company
                Unaudited Consolidated Statements of Operations
                  For the Three and Nine Month Periods Ended
                   September 30, 1996 and September 30, 1995

                               September 30, 1996         September 30, 1995

                              Three         Nine          Three        Nine
                              Months       Months         Months      Months
Revenues:
   Net premiums earned      $2,446,512   $8,185,820    $2,987,882   $8,551,087
   Net investment income     1,120,297    3,247,273     1,077,211    3,145,513
   Realized gains on
      investments              (1,020)       59,221       151,380     512,738
   Other                       24,476        87,018        23,235      77,881
     Total Revenues          3,590,265   11,579,332     4,239,708  12,287,219

Expenses:
   Losses and loss
     adjustment expenses     1,069,143    5,250,758     2,905,767    9,168,911
   Policy acquisition cost     155,924      472,078       168,623     503,646
   Other underwriting
     expenses                  438,841    1,433,196       486,765   1,461,665
   Interest expense             27,983       77,573        14,331      45,534
     Total Expenses          1,691,891    7,233,605     3,575,486  11,179,756

     Earnings before
     income taxes            1,898,374    4,345,727       664,222   1,107,463

Provision for income taxes
   Current                     634,000    1,155,000       104,000     114,000
   Deferred                       (773)     225,527       110,560     151,000
                               633,227    1,380,527       214,560     265,000

 Net earnings               $1,265,147   $2,965,200   $   449,662 $   842,463


Earnings per data:

   Earnings per share       $    1.88    $    4.41     $     .67   $     1.25

Earnings per share
  based on average
  shares outstanding
   (Note 5)                    672,054      672,054       672,054      672,054


See accompanying notes to unaudited consolidated financial statements.

                             Momed Holding Company
                Unaudited Consolidated Statements of Cash Flows
                           For the Nine Months Ended
                   September 30, 1996 and September 30, 1995

                                               1996           1995
Cash flows from
 operating activities:
  Net earnings                            $2,965,200    $ 842,463
  Adjustments to reconcile
   net income to net
   cash provided from
   operating activities:

  Changes in:
    Accrued investment income               (112,804)     (41,665)
    Premiums receivable                      287,963      123,040
    Reinsurance recoverable
     on paid and unpaid
      losses                                (524,766)   1,822,909
    Reserve for losses and
     loss adjustment exp.                   (251,363)  (2,107,930)
    Prepaid reinsurance premiums              79,058       13,127
    Unearned premiums                        224,651      321,632
    Accounts payable and accrued expenses   (370,034)    (234,282)
    Bank overdraft                           127,039        ---
    Reinsurance premiums payable             (83,071)     140,332
    Deferred policy acquisition costs          1,976      (16,499)
    Deferred income taxes                    225,527     (142,825)
    Other assets                              19,044       14,583
    Prepaid taxes                              -0-        229,307
    Accrued Income taxes                     576,531      (99,592)
  Depreciation of building, furniture
   and equipment                              47,772        56,896
  Amortization of premiums on bonds           35,706        60,164
  Net realized investment gains              (59,221)     (512,738)
Net cash provided by operating activities  3,189,208       468,922

Cash flows from investing activities:

  Proceeds from investments sold
    or matured                             4,043,900     9,903,598
  Purchase of bonds and stocks            (8,886,735)   (6,968,960)
  Purchase of property and equipment          (7,197)      (17,201)
  Net cash (used) provided from investing
    activities                            (4,850,032)    2,917,437

Cash flows from financing activities:

Redemption of Class C Stock                 (600,000)       -0-
Decrease in mortgage payable                 (38,831)      (93,292)
Net cash used by financing activities       (638,831)      (93,292)
Net increase (decrease) in
  cash and short-term investments          2,299,655)    3,293,067
Cash and short-term investments
  at beginning of period                   4,513,380     1,738,752
Cash and short-term investments
  at end of period                        $2,213,725   $ 5,031,819

See accompanying notes to unaudited consolidated financial statements.

                                        Momed Holding Company
                    Unaudited Consolidated Statements of Stockholders' Equity
                   For Nine Months Ended September 30, 1996 and September 30, 1995

                                                        Unrealized
                                                      Appreciation                                Total
                                          Additional (Depreciation)                              Stock-
                         Common     Stock    Paid-in    of Equity       Retained   Treasury     holders'
                         Class A   Class B   Capital    Securities      Earnings    Stock        Equity

Balance at 12/31/94    $ 246,528 $   ---    $1,345,560 $(1,281,104)  $9,577,982   $(50,290)  $9,838,676

Net earnings                                                            842,463                 842,463

Unrealized
 appreciation
 (depreciation) of:
Fixed maturity
  investments, net                                       2,044,636                            2,044,636
Equity Securities,net                                      183,351                              183,351
Balance at 9/30/95     $ 246,528 $  ---     $1,345,560   $ 946,883   $10,420,445  $(50,290) $12,909,126



Balance at 12/31/95    $ 739,584 $  ---     $  852,504   $1,818,080  $13,655,007  $(50,290) $17,014,885

Net earnings                                                           2,965,200              2,965,200

Unrealized
 appreciation
 (depreciation) of:
Fixed maturity
  investments, net                                      (1,498,861)                          (1,498,861)
Equity Securities,net                                      327,230                              327,230
Balance at 9/30/96     $ 739,584 $ ---      $ 852,504   $  646,449   $16,620,207  $(50,290) $18,808,454

See accompanying notes to unaudited consolidated financial statements.

                             Momed Holding Company
                   Notes to Unaudited Consolidated Financial
                                  Statements
September 30, 1996

1.     Basis of Presentation:
       The unaudited consolidated financial statements of MOMED Holding Co. and its Subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. MOMED believes that the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly MOMED's consolidated financial position as of September 30, 1996 and the consolidated results of operations and the consolidated cash flows for the nine month periods ended September 30, 1996 and 1995.

The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.     Investments:
The following table summarizes the company's investments at September 30, 1996 and December 31, 1995. Fixed maturity and equity security investments are classified as available for sale and reported in the financial statements at fair market value, with the unrealized gains (losses) excluded from earnings and reported as a separate component of stockholders equity, net of tax, pursuant to the provision of FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities.

                                                Amount
                                               at which
                                  Estimated    shown in      Gross      Gross
                                    Market   the balance  unrealized unrealized
Type of Investments      Cost       Value       sheet        gains     losses

September 30, 1996:

Fixed maturities     $66,209,389  65,988,247  65,988,247     868,751  1,089,893
Equity securities      3,096,640   4,297,252   4,297,252   1,293,335     92,723
Investment Real Estate   150,835     150,835     150,835      ---         ---
Short-term investments  2,213,725  2,213,725   2,213,725      ---         ---
  Total Investments  $71,670,589  72,650,059  72,650,059   2,162,086  1,182,616
December 31, 1995:

Fixed maturities     $62,117,379  64,167,237  64,167,237   2,288,499    238,641
Equity securities      2,322,300   3,027,109   3,027,109     818,556    113,747
Investment Real Estate    156,392    156,392     156,392        ---       ---
Short-term investments  4,423,463  4,423,463   4,423,463        ---       ---
  Total Investments  $69,019,534  71,774,201  71,774,201   3,107,055    352,388

                             Momed Holding Company
                   Notes to Unaudited Consolidated Financial
                                  Statements
                              September 30, 1996


3.     Losses and Loss Adjustment Expenses:
The Company retains the services of an independent actuary to analyze the Company's reserves for losses and loss adjustment expenses on a quarterly basis. Due to the inherent risk involved in projecting ultimate cost for losses and loss adjustment expenses for long tail lines of business, such as medical malpractice, the Company would anticipate that the ultimate cost to settle claims will vary from the amounts provided in the accompanying financial statements.

4.     Cash and Short-term Investments:
Cash and short-term investments, as reported in the statement of cash flows represents cash and short term investments with maturity dates of ninety days or less.

5.     Average Shares Outstanding:
Average shares outstanding at September 30, 1996 and September 30, 1995 were 672,054 after giving effect to a three-for-one stock split to shareholders of record on November 8, 1995.

6.     Class C Non-Voting Common Stock:
On September 4, 1996, the Class C non-voting common stock held by Missouri State Medical Association (MSMA) was redeemed pursuant to the share exchange agreement. The consideration was $600,000 plus accrued interest at prime plus 1% from August 16, 1994 through September 4, 1996 in the amount of $107,877.

7.     Merger Agreement
On June 11, 1996, the Company signed an agreement and plan of merger with MAIC Holdings, Inc., of Birmingham, Alabama, wherein MOMED Holding Co. would become a wholly owned subsidiary of MAIC. The plan of merger with MAIC Holdings, Inc. provides that the Company will continue to operate from its current location with the same management and employees. The transaction still requires Shareholder approval. A Special Meeting of Shareholders is being held on November 22, 1996 to vote on this issue.


 Management's Analysis of Consolidated Quarterly Income Statements

Liquidity and Capital Resources:

At September 30, 1996 and December 31, 1995, the Company had invested assets of $72,650,059 and $71,774,201 which is 88.0 percent and 88.3 percent of total assets at each period end. The Company's fixed maturity investments have been classified as available for sale and reported at their fair value which is $229,142 less than amortized cost. The market value of all invested assets is $979,470 more than cost or amortized cost at September 30, 1996. The Company believes that it has sufficient invested assets to meet both its short-term and long-term capital requirements. In addition, the Company has entered into various reinsurance agreements to protect itself against significant decreases in invested assets.

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


   Prior to June 30, 1986, 40% of collected premiums
   July 1, 1986 to June 30, 1987, 30% of collected premiums July 1, 1987 to June 30, 1988, 17.5% of collected premiums July 1, 1988 to June 30, 1991, 15% of collected premiums July 1, 1991 to June 30, 1997 12.5% of collected premiums

Payments to reinsurers under contracts effective July 1, 1988 and subsequent have been by quarterly deposits as follows:

   July 1, 1988 through June 30, 1990,     $775,000
   July 1, 1990 through June 30, 1991,     $687,500
   July 1, 1991 through June 30, 1994,     $400,000
   July 1, 1994 through June 30, 1995,     $267,000  }for 6
                                                      quarterly
   July 1, 1995 through June 30, 1996,     $266,667  }payments
   July 1, 1996 through June 30, 1997,     $266,667  }


As of September 30, 1996, the Company had fixed maturity investments in the amount of $65,988,247 with an average date to maturity of approximately 6.01 years. All bonds are "A-" rated or higher, except for five bonds with a book value of $4,475,838 of which three are rated BBB+ and two are BBB. Further, the Company has no investment in high yield or non-investment grade securities. Short-term investments totaling $2,213,725 are expected to provide sufficient liquidity for payment of losses and loss adjustment expenses.

On December 6, 1993, the NAIC adopted a risk-based capital "RBC" model for the property and casualty insurance industry. This model applies to virtually all property and casualty insurance companies and mandates certain minimum capital requirements, based on the underwriting, investment, and other business risks inherent in an individual insurer's operations. The first Company Action Level takes place when a property and casualty insurance company's adjusted actual statutory surplus is equal to 90.0% of it RBC requirement. Under this event, the insurer's management is required to file and obtain approval of a comprehensive financial plan for improving its RBC. Based on the"RBC" model adopted on December 6, 1993, by the NAIC the Company's statutory capital and surplus at December 31, 1995 and September 30, 1996 exceeded all regulatory requirements.

The Company anticipates capital expenditures of approximately
$20,000 for furniture and data processing equipment during the fourth quarter of 1996.

Revenues:

Premiums earned for the nine months ended September 30, 1996 decreased approximately 4.3% from the nine months ended September 30, 1995, due to intensive price competition which reduced the number of insured physicians and, accordingly resulted in a decrease in direct written premiums The decrease in direct written premiums is partially offset by a decrease in actuarially projected reinsurance premiums payable, which reduces reinsurance premiums ceded.



Investment Income:

Net investment income for the nine months ended September 30, 1996 increased approximately 3.2% from the nine months ended September 30, 1995. This is attributed primarily to an increase in invested assets of 4.6% based on cost or amortized cost between September 30, 1996 and September 30, 1995.


Expenses:

The Company's provision for loss and loss adjustment expenses as of September 30, 1996 and December 31, 1995 is based upon MOMEDICO's experience. The percentage of losses and loss adjustment expenses to net earned premiums for the nine months ended September 30, 1996 is 64.1% compared to 92.0% for the year 1995. The percentage for the nine months ended September 30, 1995 was 107.2%. The decrease between September 30, 1996 and the results for the year 1995 and the nine months ended September 30, 1995 arise primarily from the continuing decline in frequency of reported claims and favorable development of claim reserves of prior accident years.

Policy acquisition costs as a percent of premiums earned were 5.8% and 5.9% for the periods ended September 30, 1996 and September 30, 1995, respectively. The change in policy acquisition cost as a percent of earned premiums results primarily from changes in underwriting expenses and commission arrangements.

Other underwriting expenses decreased approximately 1.9% from the period ended September 30, 1995 and is attributed to normal fluctuation in the utilization of services.

Part II - Other Information


       Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits - Securities Exchange Act of 1934-10Q:

       None

       (b)  Reports on Form 8-K

       There were no reports required to be filed on Form 8-K during the third quarter of 1996.

                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOMED HOLDING COMPANY


DATE 11/13/96            Richard V. Bradley, MD
                         President

DATE 11/13/96            James M. Stokes, MD
                         Chief Accounting Officer